Form 10-K
period 2006-12-31
Morgan Stanley Mortgage Loan Trust 2006-5AR
filed 2007-04-02
CIK 1357170

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2006

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


       Commission file number:  333-130684-02

       Morgan Stanley Mortgage Loan Trust 2006-5AR
       (exact name of issuing entity as specified in its charter)

       Morgan Stanley Capital I Inc.
       (exact name of the depositor as specified in its charter)

       Morgan Stanley Mortgage Capital Inc.
       (exact name of the sponsor as specified in its charter)


  New York                                          54-2195566
  (State or other jurisdiction of                   54-2195567
  incorporation or organization of                  54-6708180
  issuing entity)                                   (I.R.S. Employer
                                                    Identification No. of
                                                    issuing entity)

   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                21045
  (Address of principal executive offices)    (Zip Code)


  Registrant's telephone number, including area code: (410) 884-2000


  Securities registered pursuant to Section 12(b) of the Act:

        NONE.


  Securities registered pursuant to Section 12(g) of the Act:

        NONE.


  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

        Yes  ___     No  X


  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

        Yes  ___     No  X


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  X       No  ___


  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        Not applicable.


  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):


  Large accelerated filer ___  Accelerated filer ___  Non-accelerated filer X


  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

        Yes  ___     No  X


  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

        Not applicable.


     Documents Incorporated by Reference

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

            See Item 15.


                                   PART I
  Item 1.  Business.

            Omitted.


  Item 1A.  Risk Factors.

            Omitted.


  Item 1B.  Unresolved Staff Comments.

            None.


  Item 2.  Properties.

            Omitted.


  Item 3.  Legal Proceedings.

            Omitted.


  Item 4.  Submission of Matters to a Vote of Security Holders.

            Omitted.


                                PART II

 Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

            Omitted.


  Item 6.  Selected Financial Data.

            Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

            Omitted.


  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

            Omitted.


  Item 8.  Financial Statements and Supplementary Data.

            Omitted.


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

            Omitted.


  Item 9A. Controls and Procedures.

            Omitted.


  Item 9A(T). Controls and Procedures.

            Omitted.


  Item 9B. Other Information.

            None.


                                PART III

  Item 10. Directors, Executive Officers and Corporate Governance.

            Omitted.


  Item 11. Executive Compensation.

            Omitted.

  Item 12. Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters.

            Omitted.


  Item 13. Certain Relationships and Related Transactions, and Director Independence.

            Omitted.


  Item 14. Principal Accounting Fees and Services.

            Omitted.



                ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

  Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

            No single obligor represents 10% or more of the pool assets held by the issuing entity.


  Item 1114(b)(2) and 1115(b) of Regulation AB, Significant Enhancement
             Provider Financial Information.


            None.

  Item 1117 of Regulation AB, Legal Proceedings.


            None.

  Item 1119 of Regulation AB, Affiliations and Certain Relationships and
             Related Transactions.


            None.

  Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.


            See Exhibit (33) and (34)


  The 1122 statements for Central Mortgage Company has disclosed the following material instances of noncompliance with the servicing criteria set forth in
  Item 1122(d)(2)(ii), and 1122(d)(2)(vii)(B) of Regulation AB applicable to the Company during the year ended December 31, 2006. Disbursements made via wire transfer on behalf of an obligor or to an investor were not made by authorized personnel, as required by Item 1122(d)(2)(ii) of Regulation AB. Bank reconciliations were not prepared within 30 calendar days after the bank statement cutoff date, as required by Item 1122(d)(2)(vii)(B) of Regulation AB.


  The 1122 statements for First American Real Estate Solutions of Texas, L.P. (as Sub-Contractor for HSBC Mortgage Corporation, USA) has disclosed the following material instance of noncompliance with the servicing criteria set forth in item 1122(d)(2)(vii)(B) of Regulation AB applicable to the Company, during year ended December 31, 2006. Account reconciliations for all asset-backed securities related bank accounts were not prepared within 30 calendar days after the bank statement cutoff date, or such other number of days specified in the transaction agreements as required by Item 1122(d)(2)(vii)(B) of Regulation AB.


  The 1122 statements for First American Real Estate Solutions of Texas, L.P. (as Sub-Contractor for Wachovia Mortgage Corporation) has disclosed the following material instance of noncompliance with the servicing criteria set forth in item 1122(d)(2)(vii)(B) of Regulation AB applicable to the Company, during year ended December 31, 2006. Account reconciliations for all asset-backed securities related bank accounts were not prepared within 30 calendar days after the bank statement cutoff date, or such other number of days specified in the transaction agreements as required by Item 1122(d)(2)(vii)(B) of Regulation AB.


  The 1122 statements for Wells Fargo Bank, N.A. (servicer) has disclosed the following instances of material noncompliance with certain servicing criteria applicable to the Company during the year ended December 31, 2006:

1. 1122(d)(3)(i) - Delinquency Reporting - The Company provided incomplete data to some third parties who use such data to calculate delinquency ratios and determine the status of loans with respect to bankruptcy, foreclosure or real estate owned. Instead of the actual due date being provided for use in calculating delinquencies, the date of the first payment due to the security was provided.

2. 1122(d)(4)(vii) - Notification of Intent to Foreclose - The Company, as required by certain servicing agreements, did not provide investors with prior notification of intent to foreclose.


  The 1122 statements for Wells Fargo Bank, National Association (Corporate Trust Services) has disclosed material noncompliance with criterion 1122(d)(3)(i), as applicable to the Company during the twelve months ended December 31. 2006. Certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets.


  Although each servicing criterion required by Item 1122(d) of Regulation AB is addressed in one or more of the Assessments of Compliance with Servicing Criteria and related Attestation Reports included with this report, the Servicers', American Home Mortgage Servicing, Inc., Central Mortgage Company, GMAC Mortgage, LLC f/k/a GMAC Mortgage Corporation, Wachovia Mortgage Corporation, Assessments of Compliance and related Attestation Reports did not address each of the servicing criteria that the Servicers were required to address under the terms of the related Servicing Agreements. The Servicers have not identified such failure to provide an Assessment and Attestation for these items as a material failure to fulfill its obligations under the related servicing agreements in the Servicer's Compliance Statements provided under
  Item 1123 of Regulation AB, because the Servicers assert that those items are not applicable to the Servicers.


  Item 1123 of Regulation AB, Servicer Compliance Statement.


            See Exhibit (35)




                                PART IV

  Item 15. Exhibits, Financial Statement Schedules.

   (a)(1) Not applicable

      (2) Not applicable.

      (3) The required exhibits are listed below, exhibits 4 and 10 were filed as part of the Registrant's Current Report on Form 8-K filed on January 24, 2007), and which are incorporated by reference:

     (4.1) Pooling and Servicing Agreement, dated as of March 1, 2006, among Morgan Stanley Capital I, Inc., as depositor, LaSalle Bank National Association, JPMorgan Chase Bank, National Association and Wells Fargo Bank, National Association as custodians, Wells Fargo Bank, National Association, as master servicer and as securities administrator and LaSalle Bank National Association, as trustee.

     (10.1) Underwriting Agreement, dated as of March 31, 2006, among Morgan Stanley & Co. Incorporated and Morgan Stanley Capital I, Inc.

     (10.2) MSMCI Mortgage Loan and Purchase Agreement, dated as of March 1, 2006, among Morgan Stanley Mortgage Capital Inc. and Morgan Stanley Capital I, Inc.

     (10.3) Corridor Contracts, dated as of March 31, 2006, between Morgan Stanley Capital Services Inc. and Wells Fargo Bank, National Association, solely in its capacity as securities administrator.

     (10.4) JPM Chase Custodial Agreement, dated as of March 1, 2006, among Morgan Stanley Mortgage Capital Inc., American Home Mortgage Corp., American Home Mortgage Servicing, Inc., The Hemisphere National Bank, HSBC Mortgage Corporation (USA), Morgan Stanley Credit Corporation, Wachovia Mortgage Corporation, Wells Fargo Bank, National Association, as master servicer and as securities administrator, LaSalle Bank National Association, as trustee, and JPMorgan Chase Bank, National Association, as custodian.

     (10.5) Wells Fargo Custodial Agreement, dated as of March 1, 2006, among Morgan Stanley Mortgage Capital Inc., Morgan Stanley Credit Corporation, Wells Fargo Bank, National Association, as master servicer and as securities administrator, LaSalle Bank National Association, as trustee, and Wells Fargo Bank, National Association, as custodian.

     (10.6a) American Home Servicing-Released Assignment Agreement, dated as March 1, 2006, among Morgan Stanley Capital I, Inc., Morgan Stanley Mortgage Capital Inc., American Home Mortgage Corp., American Home Mortgage Servicing Inc. and LaSalle Bank National Association, as trustee.

     (10.6b) American Home December Purchase Agreement, dated as of December 1, 2005, between Morgan Stanley Capital Inc. and American Home Corp.

     (10.7a) American Home Servicing-Retained Assignment Agreement, dated as of March 1, 2006, among Morgan Stanley I Capital Inc., Morgan Stanley Mortgage Capital Inc., American Home Mortgage Corp., LaSalle Bank National Association, as trustee, and Wells Fargo Bank, National Association, as master servicer.

     (10.7b) American Home January Purchase Agreement, dated as of January 1, 2006, among Morgan Stanley Capital Inc., American Home Mortgage Corp. and American Home Mortgage Servicing Inc.

     (10.8a) FNBN Assignment Agreement, dated as of March 1, 2006, among Morgan Stanley Capital I Inc., Morgan Stanley Mortgage Capital Inc. and First National Bank of Nevada, and LaSalle Bank National Association, as trustee.

     (10.8b) FNBN Purchase Agreement, dated as of October 1, 2005, among Morgan Stanley Mortgage Capital Inc. and First National Bank of Nevada.

     (10.9a) GMACM Assignment Agreement, dated as of March 1, 2006, among Morgan Stanley Capital I Inc., Morgan Stanley Mortgage Capital Inc., GMAC Mortgage Corporation, LaSalle Bank National Association, as trustee, and Wells Fargo Bank, National Association, as master servicer.

     (10.9b) GMACM Servicing Agreement, dated as of January 1, 2006, between Morgan Stanley Mortgage Capital Inc. and GMAC Mortgage Corporation.

     (10.9c) Central Purchase Agreement, dated as of April 17, 2006 among Morgan Stanley Capital I Inc., Morgan Stanley Mortgage Capital Inc. and Central Mortgage Company.

     (10.9d) Omnibus Assignment Agreement, dated as of July 1, 2006 among Morgan Stanley Capital I Inc., Morgan Stanley Mortgage Capital Inc., Central Mortgage Company, as servicer, LaSalle Bank National Association, as trustee and Wells Fargo Bank, National Association as master servicer.

     (10.10a) Hemisphere Assignment Agreement, dated as of March 1, 2006, among Morgan Stanley Capital I Inc., Morgan Stanley Mortgage Capital Inc., The Hemisphere National Bank, LaSalle Bank National Association, as trustee and Wells Fargo Bank, National Association, as master servicer.

     (10.10b) Hemisphere Sale and Servicing Agreement, dated as of December 1,
              2005, among Morgan Stanley Mortgage Capital Inc. and The Hemisphere National Bank.

     (10.11a) HSBC Assignment Agreement, dated as of March 1, 2006, among
              Morgan Stanley Capital I Inc., Morgan Stanley Mortgage Capital Inc., HSBC Mortgage Corporation (USA), LaSalle Bank National Association, as trustee and Wells Fargo Bank, National Association, as master servicer.

     (10.11b) HSBC Purchase Agreement, dated as of August 1, 2005, between
              Morgan Stanley Mortgage Capital Inc. and HSBC Mortgage Corporation
              (USA).

     (10.12a) MSCC Assignment Agreement, dated as of March 1, 2006, between
              Morgan Stanley Capital I Inc., Morgan Stanley Mortgage Capital Inc., Morgan Stanley Credit Corporation, LaSalle Bank National Association, as trustee and Wells Fargo Bank, National Association, as master servicer.

     (10.12b) MSCC Purchase Agreement, dated as of November 1, 2005, between
              Morgan Stanley Mortgage Capital Inc. and The Hemisphere National Bank.

     (10.13a) MortgageIT Assignment Agreement, dated as of March 1, 2006, among Morgan Stanley Capital I Inc., Morgan Stanley Mortgage Capital Inc., MortgageIT, Inc., LaSalle Bank National Association, as trustee and Wells Fargo Bank, National Association, as master servicer.

     (10.13b) MortgageIT Purchase Agreement, dated as of March 1, 2006, between Morgan Stanley Mortgage Capital Inc. and MortgageIT, Inc.

     (10.14a) Wachovia Servicing-Released Assignment Agreement, dated as of
              March 1, 2006, among Morgan Stanley Capital I Inc., Morgan Stanley Mortgage Capital Inc., Wachovia Mortgage Corporation and LaSalle Bank National Association.

     (10.14b) Wachovia February Purchase Agreement, dated as of February 28,
              2005, between Morgan Stanley Mortgage Capital Inc. and Wachovia Mortgage Corporation.

     (10.15a) Wachovia Servicing-Retained Assignment Agreement, dated as of
              March 1, 2006, among Morgan Stanley Capital I Inc., Morgan Stanley Mortgage Capital Inc. and Wachovia Mortgage Corporation, as seller, LaSalle Bank National Association, as trustee and Wells Fargo Bank, National Association, as master servicer.

     (10.15b) Wachovia Regulation AB Addendum, dated November 22, 2005, between Morgan Stanley Mortgage Capital Inc. and Wachovia Mortgage Corporation.

     (10.15c) Wachovia September Purchase Agreement, dated as of September 1,
              2004, between Morgan Stanley Mortgage Capital Inc. and Wachovia Mortgage Corporation.

     (10.16a) Wells Fargo Assignment Agreement, dated as of March 1, 2006, among Morgan Stanley Capital I Inc., Morgan Stanley Mortgage Capital Inc., Wells Fargo Bank, National Association, as servicer, LaSalle Bank National Association, as trustee and Wells Fargo Bank, National Association, as master servicer.

     (10.16b) Wells Fargo Servicing Agreement, dated as of December 1, 2005, between Morgan Stanley Mortgage Capital Inc. and Wells Fargo Bank, National Association, as servicer.

     (31) Rule 13a-14(d)/15d-14(d) Certifications.

     (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.




      a) American Home Mortgage Servicing, Inc., as Servicer
      b) Central Mortgage Company, as Servicer
      c) First American Real Estate Solutions of Texas, L.P. as Sub-Contractor for HSBC Mortgage Corporation, USA
      d) First American Real Estate Solutions of Texas, L.P. as Sub-Contractor for Wachovia Mortgage Corporation
      e) GMAC Mortgage, LLC f/k/a GMAC Mortgage Corporation, as Servicer
      f) HSBC Mortgage Corporation, USA, as Servicer
      g) J.P. Morgan Trust Company, National Association, as Custodian
      h) LandAmerica Tax and Flood Services as Sub-Contractor for Central Mortgage Company
      i) LaSalle Bank, National Association, as Custodian
      j) Morgan Stanley Credit Corporation, as Servicer
      k) Regulus Group LLC as Sub-Contractor for Wells Fargo Bank, N.A.
      l) The Bank of New York, as Custodian
      m) Wachovia Mortgage Corporation, as Servicer
      n) Wells Fargo Bank, N.A., as Servicer
      o) Wells Fargo Bank, N.A., as Master Servicer
      p) Wells Fargo Bank, N.A., as Securities Administrator
      q) Wells Fargo Bank, N.A., as Custodian
      r) ZC Sterling Insurance Agency, Inc. as Sub-Contractor for Wachovia Mortgage Corporation
      s) ZC Sterling Insurance Agency, Inc. as Sub-Contractor for Wells Fargo Bank, N.A.


     (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.


      a) American Home Mortgage Servicing, Inc., as Servicer
      b) Central Mortgage Company, as Servicer
      c) First American Real Estate Solutions of Texas, L.P. as Sub-Contractor for HSBC Mortgage Corporation, USA
      d) First American Real Estate Solutions of Texas, L.P. as Sub-Contractor for Wachovia Mortgage Corporation
      e) GMAC Mortgage, LLC f/k/a GMAC Mortgage Corporation, as Servicer
      f) HSBC Mortgage Corporation, USA, as Servicer
      g) J.P. Morgan Trust Company, National Association, as Custodian
      h) LandAmerica Tax and Flood Services as Sub-Contractor for Central Mortgage Company
      i) LaSalle Bank, National Association, as Custodian
      j) Morgan Stanley Credit Corporation, as Servicer
      k) Regulus Group LLC as Sub-Contractor for Wells Fargo Bank, N.A.
      l) The Bank of New York, as Custodian
      m) Wachovia Mortgage Corporation, as Servicer
      n) Wells Fargo Bank, N.A., as Servicer
      o) Wells Fargo Bank, N.A., as Master Servicer
      p) Wells Fargo Bank, N.A., as Securities Administrator
      q) Wells Fargo Bank, N.A., as Custodian
      r) ZC Sterling Insurance Agency, Inc. as Sub-Contractor for Wachovia Mortgage Corporation
      s) ZC Sterling Insurance Agency, Inc. as Sub-Contractor for Wells Fargo Bank, N.A.


     (35) Servicer compliance statement.


      a) American Home Mortgage Servicing, Inc., as Servicer
      b) Central Mortgage Company, as Servicer
      c) GMAC Mortgage, LLC f/k/a GMAC Mortgage Corporation, as Servicer
      d) Wells Fargo Bank, N.A., as Servicer
      e) Wells Fargo Bank, N.A., as Master Servicer
      f) Wells Fargo Bank, N.A., as Securities Administrator


   (b) see (a) above.

   (c) Not applicable



                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



    Morgan Stanley Mortgage Loan Trust 2006-5AR
    (Issuing Entity)

    Wells Fargo Bank, N.A.
    (Master Servicer)

    /s/ Diane Courtney
    Diane Courtney, Vice President

    Date:      March 31, 2007


  Exhibit Index

  Exhibit No.

   (a)(1) Not applicable

      (2) Not applicable.

      (3) The required exhibits are listed below, exhibits 4 and 10 were filed as part of the Registrant's Current Report on Form 8-K filed on January 24, 2007), and which are incorporated by reference:

     (4.1) Pooling and Servicing Agreement, dated as of March 1, 2006, among Morgan Stanley Capital I, Inc., as depositor, LaSalle Bank National Association, JPMorgan Chase Bank, National Association and Wells Fargo Bank, National Association as custodians, Wells Fargo Bank, National Association, as master servicer and as securities administrator and LaSalle Bank National Association, as trustee.

     (10.1) Underwriting Agreement, dated as of March 31, 2006, among Morgan Stanley & Co. Incorporated and Morgan Stanley Capital I, Inc.

     (10.2) MSMCI Mortgage Loan and Purchase Agreement, dated as of March 1, 2006, among Morgan Stanley Mortgage Capital Inc. and Morgan Stanley Capital I, Inc.

     (10.3) Corridor Contracts, dated as of March 31, 2006, between Morgan Stanley Capital Services Inc. and Wells Fargo Bank, National Association, solely in its capacity as securities administrator.

     (10.4) JPM Chase Custodial Agreement, dated as of March 1, 2006, among Morgan Stanley Mortgage Capital Inc., American Home Mortgage Corp., American Home Mortgage Servicing, Inc., The Hemisphere National Bank, HSBC Mortgage Corporation (USA), Morgan Stanley Credit Corporation, Wachovia Mortgage Corporation, Wells Fargo Bank, National Association, as master servicer and as securities administrator, LaSalle Bank National Association, as trustee, and JPMorgan Chase Bank, National Association, as custodian.

     (10.5) Wells Fargo Custodial Agreement, dated as of March 1, 2006, among Morgan Stanley Mortgage Capital Inc., Morgan Stanley Credit Corporation, Wells Fargo Bank, National Association, as master servicer and as securities administrator, LaSalle Bank National Association, as trustee, and Wells Fargo Bank, National Association, as custodian.

     (10.6a) American Home Servicing-Released Assignment Agreement, dated as March 1, 2006, among Morgan Stanley Capital I, Inc., Morgan Stanley Mortgage Capital Inc., American Home Mortgage Corp., American Home Mortgage Servicing Inc. and LaSalle Bank National Association, as trustee.

     (10.6b) American Home December Purchase Agreement, dated as of December 1, 2005, between Morgan Stanley Capital Inc. and American Home Corp.

     (10.7a) American Home Servicing-Retained Assignment Agreement, dated as of March 1, 2006, among Morgan Stanley I Capital Inc., Morgan Stanley Mortgage Capital Inc., American Home Mortgage Corp., LaSalle Bank National Association, as trustee, and Wells Fargo Bank, National Association, as master servicer.

     (10.7b) American Home January Purchase Agreement, dated as of January 1, 2006, among Morgan Stanley Capital Inc., American Home Mortgage Corp. and American Home Mortgage Servicing Inc.

     (10.8a) FNBN Assignment Agreement, dated as of March 1, 2006, among Morgan Stanley Capital I Inc., Morgan Stanley Mortgage Capital Inc. and First National Bank of Nevada, and LaSalle Bank National Association, as trustee.

     (10.8b) FNBN Purchase Agreement, dated as of October 1, 2005, among Morgan Stanley Mortgage Capital Inc. and First National Bank of Nevada.

     (10.9a) GMACM Assignment Agreement, dated as of March 1, 2006, among Morgan Stanley Capital I Inc., Morgan Stanley Mortgage Capital Inc., GMAC Mortgage Corporation, LaSalle Bank National Association, as trustee, and Wells Fargo Bank, National Association, as master servicer.

     (10.9b) GMACM Servicing Agreement, dated as of January 1, 2006, between Morgan Stanley Mortgage Capital Inc. and GMAC Mortgage Corporation.

     (10.9c) Central Purchase Agreement, dated as of April 17, 2006 among Morgan Stanley Capital I Inc., Morgan Stanley Mortgage Capital Inc. and Central Mortgage Company.

     (10.9d) Omnibus Assignment Agreement, dated as of July 1, 2006 among Morgan Stanley Capital I Inc., Morgan Stanley Mortgage Capital Inc., Central Mortgage Company, as servicer, LaSalle Bank National Association, as trustee and Wells Fargo Bank, National Association as master servicer.

     (10.10a) Hemisphere Assignment Agreement, dated as of March 1, 2006, among Morgan Stanley Capital I Inc., Morgan Stanley Mortgage Capital Inc., The Hemisphere National Bank, LaSalle Bank National Association, as trustee and Wells Fargo Bank, National Association, as master servicer.

     (10.10b) Hemisphere Sale and Servicing Agreement, dated as of December 1,
              2005, among Morgan Stanley Mortgage Capital Inc. and The Hemisphere National Bank.

     (10.11a) HSBC Assignment Agreement, dated as of March 1, 2006, among
              Morgan Stanley Capital I Inc., Morgan Stanley Mortgage Capital Inc., HSBC Mortgage Corporation (USA), LaSalle Bank National Association, as trustee and Wells Fargo Bank, National Association, as master servicer.

     (10.11b) HSBC Purchase Agreement, dated as of August 1, 2005, between
              Morgan Stanley Mortgage Capital Inc. and HSBC Mortgage Corporation
              (USA).

     (10.12a) MSCC Assignment Agreement, dated as of March 1, 2006, between
              Morgan Stanley Capital I Inc., Morgan Stanley Mortgage Capital Inc., Morgan Stanley Credit Corporation, LaSalle Bank National Association, as trustee and Wells Fargo Bank, National Association, as master servicer.

     (10.12b) MSCC Purchase Agreement, dated as of November 1, 2005, between
              Morgan Stanley Mortgage Capital Inc. and The Hemisphere National Bank.

     (10.13a) MortgageIT Assignment Agreement, dated as of March 1, 2006, among Morgan Stanley Capital I Inc., Morgan Stanley Mortgage Capital Inc., MortgageIT, Inc., LaSalle Bank National Association, as trustee and Wells Fargo Bank, National Association, as master servicer.

     (10.13b) MortgageIT Purchase Agreement, dated as of March 1, 2006, between Morgan Stanley Mortgage Capital Inc. and MortgageIT, Inc.

     (10.14a) Wachovia Servicing-Released Assignment Agreement, dated as of
              March 1, 2006, among Morgan Stanley Capital I Inc., Morgan Stanley Mortgage Capital Inc., Wachovia Mortgage Corporation and LaSalle Bank National Association.

     (10.14b) Wachovia February Purchase Agreement, dated as of February 28,
              2005, between Morgan Stanley Mortgage Capital Inc. and Wachovia Mortgage Corporation.

     (10.15a) Wachovia Servicing-Retained Assignment Agreement, dated as of
              March 1, 2006, among Morgan Stanley Capital I Inc., Morgan Stanley Mortgage Capital Inc. and Wachovia Mortgage Corporation, as seller, LaSalle Bank National Association, as trustee and Wells Fargo Bank, National Association, as master servicer.

     (10.15b) Wachovia Regulation AB Addendum, dated November 22, 2005, between Morgan Stanley Mortgage Capital Inc. and Wachovia Mortgage Corporation.

     (10.15c) Wachovia September Purchase Agreement, dated as of September 1,
              2004, between Morgan Stanley Mortgage Capital Inc. and Wachovia Mortgage Corporation.

     (10.16a) Wells Fargo Assignment Agreement, dated as of March 1, 2006, among Morgan Stanley Capital I Inc., Morgan Stanley Mortgage Capital Inc., Wells Fargo Bank, National Association, as servicer, LaSalle Bank National Association, as trustee and Wells Fargo Bank, National Association, as master servicer.

     (10.16b) Wells Fargo Servicing Agreement, dated as of December 1, 2005, between Morgan Stanley Mortgage Capital Inc. and Wells Fargo Bank, National Association, as servicer.

     (31) Rule 13a-14(d)/15d-14(d) Certifications.

     (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.


      a) American Home Mortgage Servicing, Inc., as Servicer
      b) Central Mortgage Company, as Servicer
      c) First American Real Estate Solutions of Texas, L.P. as Sub-Contractor for HSBC Mortgage Corporation, USA
      d) First American Real Estate Solutions of Texas, L.P. as Sub-Contractor for Wachovia Mortgage Corporation
      e) GMAC Mortgage, LLC f/k/a GMAC Mortgage Corporation, as Servicer
      f) HSBC Mortgage Corporation, USA, as Servicer
      g) J.P. Morgan Trust Company, National Association, as Custodian
      h) LandAmerica Tax and Flood Services as Sub-Contractor for Central Mortgage Company
      i) LaSalle Bank, National Association, as Custodian
      j) Morgan Stanley Credit Corporation, as Servicer
      k) Regulus Group LLC as Sub-Contractor for Wells Fargo Bank, N.A.
      l) The Bank of New York, as Custodian
      m) Wachovia Mortgage Corporation, as Servicer
      n) Wells Fargo Bank, N.A., as Servicer
      o) Wells Fargo Bank, N.A., as Master Servicer
      p) Wells Fargo Bank, N.A., as Securities Administrator
      q) Wells Fargo Bank, N.A., as Custodian
      r) ZC Sterling Insurance Agency, Inc. as Sub-Contractor for Wachovia Mortgage Corporation
      s) ZC Sterling Insurance Agency, Inc. as Sub-Contractor for Wells Fargo Bank, N.A.


     (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.


      a) American Home Mortgage Servicing, Inc., as Servicer
      b) Central Mortgage Company, as Servicer
      c) First American Real Estate Solutions of Texas, L.P. as Sub-Contractor for HSBC Mortgage Corporation, USA
      d) First American Real Estate Solutions of Texas, L.P. as Sub-Contractor for Wachovia Mortgage Corporation
      e) GMAC Mortgage, LLC f/k/a GMAC Mortgage Corporation, as Servicer
      f) HSBC Mortgage Corporation, USA, as Servicer
      g) J.P. Morgan Trust Company, National Association, as Custodian
      h) LandAmerica Tax and Flood Services as Sub-Contractor for Central Mortgage Company
      i) LaSalle Bank, National Association, as Custodian
      j) Morgan Stanley Credit Corporation, as Servicer
      k) Regulus Group LLC as Sub-Contractor for Wells Fargo Bank, N.A.
      l) The Bank of New York, as Custodian
      m) Wachovia Mortgage Corporation, as Servicer
      n) Wells Fargo Bank, N.A., as Servicer
      o) Wells Fargo Bank, N.A., as Master Servicer
      p) Wells Fargo Bank, N.A., as Securities Administrator
      q) Wells Fargo Bank, N.A., as Custodian
      r) ZC Sterling Insurance Agency, Inc. as Sub-Contractor for Wachovia Mortgage Corporation
      s) ZC Sterling Insurance Agency, Inc. as Sub-Contractor for Wells Fargo Bank, N.A.



     (35) Servicer compliance statement.


      a) American Home Mortgage Servicing, Inc., as Servicer
      b) Central Mortgage Company, as Servicer
      c) GMAC Mortgage, LLC f/k/a GMAC Mortgage Corporation, as Servicer
      d) Wells Fargo Bank, N.A., as Servicer
      e) Wells Fargo Bank, N.A., as Master Servicer
      f) Wells Fargo Bank, N.A., as Securities Administrator










  EX-31 Rule 13a-14(d)/15d-14(d) Certifications

  I, Diane Courtney, certify that:

  1. I have reviewed this report on Form 10-K and all reports on Form 10-D required to be filed in respect of the period covered by this report on Form 10-K of Morgan Stanley Mortgage Loan Trust 2006-5AR (the "Exchange Act periodic reports");

  2. Based on my knowledge, the Exchange Act periodic reports, taken as a whole, do not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

  3. Based on my knowledge, all of the distribution, servicing and other information required to be provided under Form 10-D for the period covered by this report is included in the Exchange Act periodic reports;

  4. I am responsible for reviewing the activities performed by the servicers and based on my knowledge and the compliance reviews conducted in preparing the servicer compliance statements required in this report under Item 1123 of Regulation AB, and except as disclosed in the Exchange Act periodic reports, the servicers have fulfilled their obligations under the servicing agreements; and

  5. All of the reports on assessment of compliance with servicing criteria for asset-backed securities and their related attestation reports on assessment of compliance with servicing criteria for asset-backed securities required to be included in this report in accordance with Item 1122 of Regulation AB and Exchange Act Rules 13a-18 and 15d-18 have been included as an exhibit to this report, except as otherwise disclosed in this report. Any material instances of noncompliance described in such reports have been disclosed in this report on Form 10-K.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
     American Home Mortgage Servicing, Inc. as Servicer, Central Mortgage Company as Servicer, GMAC Mortgage, LLC f/k/a GMAC Mortgage Corporation as Servicer, HSBC Mortgage Corporation, USA as Servicer, Morgan
     Stanley Credit Corporation as Servicer, Wachovia Mortgage
     Corporation as Servicer, and Hemisphere National Bank as Servicer.


     Dated:    March 31, 2007

     /s/ Diane Courtney
     Signature

     Vice President
     Title









EX-33 (a)
(logo) American Home Mortgage Servicing

4600 Regent Boulevard, Suite 200
Irving, Texas 75063

Tel: (877) 304-3100

American Home Mortgage Servicing, Inc.'s Report on Assessment of Compliance with Servicing Criteria

The undersigned has caused an assessment to be made of the servicer's compliance with the servicing criteria set forth in Regulation AB.

American Home Mortgage Servicing, Inc (the "Asserting Party") is responsible for assessing compliance as of December 31, 2006 and for the period from January 1, 2006 to December 31, 2006 (the "Reporting Period") with the servicing criteria set forth in Title 17, Section 229.1122(d) of the Code of Federal Regulations (the "CFR"), except for those portions of criteria 229.1122(d)(3)(ii) pertaining to amounts due to investors are allocated and remitted in accordance with distribution priority and other terms as set forth in the transaction agreements, which the Asserting Party has concluded are not applicable to the servicing activities it performs with respect to the asset-backed securities transactions covered by this report (the "Applicable Servicing Criteria"). The Asserting Party has engaged vendors to perform certain portions of criteria 1122(d)(4)(iv) and 1122(d)(4)(xi) for which it has elected to take responsibility. The Platform includes all residential mortgage loans serviced by the asserting party (the "Platform").

The Asserting Party has assessed its compliance with the Applicable Servicing Criteria as of December 31, 2006 and for the Reporting Period and has concluded that the Asserting Party has complied, in all material respects, with the Applicable Servicing Criteria with respect to the Platform taken as a whole.

Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on the undersigned's assessment of compliance with the Applicable Servicing Criteria as of December 31, 2006, and for the Reporting Period as set forth in this assertion.

Date: March 1, 2007

American Home Mortgage Servicing, Inc
By: /s/ Michael Strauss
Michael Strauss
Chief Executive Officer

By: /s/ Steve Hozie
Steve Hozie
Chief Financial Officer

By: /s/ David Friedman
David Friedman
Executive Vice President

Licensed Or Authorized Mortgage Lender Throughout The Fifty States And The District of Columbia An American Home Mortgage Investment Corp.Company New York Stock Exhange Listing Symbol - AHM

(logo) EQUAL HOUSING LENDER





EX-33 (b)
(logo) CENTRAL MORTGAGE COMPANY
www.CentralMortgageOnline.com



MANAGEMENT'S ASSERTION ON COMPLIANCE
WITH REGULATION AB CRITERIA

Central Mortgage Company , a wholly owned subsidiary of Arvest Bank Group, Inc., (the "Asserting Party") is responsible for assessing compliance as of and for the year ending December 31, 2006 (the "Reporting Period"), with the servicing criteria set forth in Title 17, Section 229.1122(d) of the Code of Federal Regulations (the "CFR"), except for the criteria set forth in Sections 229.1122
(d)(1)(iii), 229.1122(d)(3)(i)-(iv), 229.1122(d)(4)(iii),229.1122(d)(4)(vi),
and 229.1122(d)(4)(xv)(the "Applicable Servicing Criteria") which the Asserting Party has determined are not applicable to the servicing activities performed by it with respect to the residential mortgage backed securities excluding GSEs (Government Sponsored Enterprises) issued on or after January 1, 2006 and serviced by the Company as of and for the year ended December 31, 2006
(the "Platform").

The Asserting Party used the applicable criteria in paragraph (d) of Title 17,
Section 229.1122 of the CFR to assess compliance with the Applicable Servicing Criteria.

The Asserting Party has concluded that it has complied, in all material respects, with the Applicable Servicing Criteria as of and for the year ending December 31, 2006, except as described on Exhibit A hereto; with respect to the criteria set forth in 229.1122(d)(2)(ii), and 229.1122(d)(2)(vii)(B).

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued an attestation report on the assessment of compliance with the Applicable Servicing Criteria for the Reporting Period as set forth in this assertion.


Central Mortgage Company



By: /s/ William G. Roehrenbeck
William G. Roehrenbeck
Title: President and CEO
Date: March 2, 2007

801 John Barrow Rd., Suite 1 * Little Rock, AR 72205 * (501) 716-5600 *
(800) 366-2132 * FAX (501) 716-5763

(logo) EQUAL HOUSING LENDER


(page)


EXHIBIT A

The Asserting Party found the following instances of material noncompliance with the servicing criteria set forth in 1122(d)(2)(ii), and 1122(d)(2)(vii)(B) of Regulation AB applicable to the Company during the year ended December 31, 2006.
Item 1122(d)(2)(ii) requires that disbursements made via wire transfer on behalf of an obligor or to an investor are made only by authorized personnel. There was one instance noted out of a sample of two where the wire transfer disbursements was not approved by authorized personnel in accordance with policies and procedures. As required by Item 1122(d)(2)(vii)(B) of Regulation AB, bank reconciliations arc required to be prepared within 30 calendar days after the hank statement cutoff date. There were instances noted where bank reconciliations were not prepared within the required time frame. In the instance of non compliance of item 1122(d)(2)(ii) noted, two mortgage company employees pre-noted and requested the wire to be sent. The wire exceeded their authorized limits and while many executive level managers were notified, the final approval failed to be noted. Our policies and procedures require final approval and we will re-emphasize the importance of fully complying with such policies and procedures. The noted material noncompliance of item 1122(d)(2)
(vii)(B) was in relation to two bank account reconciliations that were completed in 40 days rather than the required 30 days. Our policies and procedures require the bank account reconciliations to he completed within 30 days and we will re-emphasize the importance of complying with such policies and procedures.




801 John Barrow Rd., Suite 1 * Little Rock, AR 72205 * (501) 716-5600 *
(800) 366-2132 * FAX (501) 716-5763

(logo) EQUAL HOUSING LENDER


(page)


CENTRAL MORTGAGE COMPANY
www.CentralMortgageOnline.com


N/A Criteria for Reg AB
For 2006


Following are the list of Servicing Criteria that Central Mortgage Company (CMC) does not believe applies for 2006 and explanations:

* 1122(d)(1)(iii) Maintain a Back Up Servicer...
   * CMC does not have any requirement to maintain a Back Up Servicer under the transaction agreements.

* 1122(d)(3)(i)-(iv) Reports to investors....
   * CMC does not have any requirement(s) to interact directly with investors or the Commission under any of the transaction agreements.

* 1122(d)(4)(iii) Any additions, removals or substitutions to the asset pool are made, reviewed and approved in accordance with any conditions or requirements in the transaction agreements.
  * During 2006, CMC did not have any occurrence of additions or substitutions to any of the security pools, nor were there any modifications to any of the loans in the pools subject to Reg AB review. There was no occurrence of a loan being released without being paid in full.

    We could find no language in the transaction documents that CMC is a party to that addresses the removal of loans from the security. CMC is not participating as a seller of loans into the security pools.

* 1122(d)(4)(vi) Changes with respect to terms or status...(e.g. loan modifications or re-aging) are made, reviewed, approved by....
  * During 2006 no modifications or re-aging occurred on loans in the Platform.

* 1122(d)(4)(xv) Any external enhancement or other support....is maintained as set forth in the transaction agreements.
  * Only one transaction agreement has the item identified as pertaining to CMC.The CMC transaction agreements do not have any language requiring this type of external enhancement or other support.


/s/ William G. Roehrenbeck
William G. Roehrenbeck
President and CEO


801 John Barrow Rd., Suite 1 * Little Rock, AR 72205 * (501) 716-5600 *
(800) 366-2132 * FAX (501) 716-5763

(logo) Equal Housing Lender





EX-33 (c)
REPORT ON ASSESSMENT OF COMPLIANCE

First American Real Estate Solutions of Texas, L.P. (an indirect subsidiary of The First American Corporation, and the "Asserting Party") is responsible for assessing compliance as of December 31, 2006, and for the period from January 1, 2006 through December 31, 2006 (the "Reporting Period") with the servicing criteria set forth in Title 17, Sections 229.1122(d)(1)(iv), (d)(2)(v),
(d)(2)(vi), (d)(2)(vii), (d)(4)(xi), (d)(4)(xii) and (d)(4)(xiii) of the Code of
Federal Regulations (the "CFR") applicable to the Asserting Party (the "Applicable Servicing Criteria"). The transactions covered by this report include all loans for residential mortgage loan outsourcing customers for which the Asserting Party served as the residential tax service provider (the "Platform").

The Asserting Party has assessed its compliance with the Applicable Servicing Criteria for the Reporting Period and has concluded that, except as set forth hereinbelow, the Asserting Party has complied, in all material respects, with the Applicable Servicing Criteria as of December 31, 2006, and for the Reporting Period with respect to the Platform taken as a whole.

The Asserting Party assessed its compliance with the Applicable Servicing Criteria for the Reporting Period and has identified a material instance of noncompliance with the servicing criterion set forth in Section 229.1122(d)(2)(vii)(B) of the CFR with respect to the Platform. Specifically, the Asserting Party did not prepare reconciliations for all asset-backed securities related bank accounts within 30 calendar days after the bank statement cut-off date or such number of days specified in the transaction agreements.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued an attestation report on the assessment of compliance with the Applicable Servicing Criteria as of December 31, 2006, and for the Reporting Period as set forth in this assertion.

FIRST AMERICAN REAL ESTATE SOLUTIONS OF TEXAS, L.P.
By: First American Real Estate Solutions LLC
General Partner



/s/ Lucy A. Przybyla
Lucy A. Przybyla
Senior Vice President
February 28, 2007





EX-33 (d)
REPORT ON ASSESSMENT OF COMPLIANCE

First American Real Estate Solutions of Texas, L.P. (an indirect subsidiary of The First American Corporation, and the "Asserting Party") is responsible for assessing compliance as of December 31, 2006, and for the period from January 1, 2006 through December 31, 2006 (the "Reporting Period") with the servicing criteria set forth in Title 17, Sections 229.1122(d)(1)(iv), (d)(2)(v),
(d)(2)(vi), (d)(2)(vii), (d)(4)(xi), (d)(4)(xii) and (d)(4)(xiii) of the Code of
Federal Regulations (the "CFR") applicable to the Asserting Party (the "Applicable Servicing Criteria"). The transactions covered by this report include all loans for residential mortgage loan outsourcing customers for which the Asserting Party served as the residential tax service provider (the "Platform").

The Asserting Party has assessed its compliance with the Applicable Servicing Criteria for the Reporting Period and has concluded that, except as set forth hereinbelow, the Asserting Party has complied, in all material respects, with the Applicable Servicing Criteria as of December 31, 2006, and for the Reporting Period with respect to the Platform taken as a whole.

The Asserting Party assessed its compliance with the Applicable Servicing Criteria for the Reporting Period and has identified a material instance of noncompliance with the servicing criterion set forth in Section 229.1122(d)(2)(vii)(B) of the CFR with respect to the Platform. Specifically, the Asserting Party did not prepare reconciliations for all asset-backed securities related bank accounts within 30 calendar days after the bank statement cut-off date or such number of days specified in the transaction agreements.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued an attestation report on the assessment of compliance with the Applicable Servicing Criteria as of December 31, 2006, and for the Reporting Period as set forth in this assertion.

FIRST AMERICAN REAL ESTATE SOLUTIONS OF TEXAS, L.P.
By: First American Real Estate Solutions LLC
General Partner



/s/ Lucy A. Przybyla
Lucy A. Przybyla
Senior Vice President
February 28, 2007





EX-33 (e)
(logo) GMAC Mortgage


Management's Assertion Concerning Compliance
With Regulation AB Item 1122 Servicing Criteria


March 6, 2007

GMAC Mortgage, LLC (the "Company") has responsibility for assessing compliance to Regulation AB Item 1122(d) Servicing Criteria for the GMACM Private Platform (the "Platform"). As of, and for the period ending December 31, 2006, the Company has used the applicable 1122(d) servicing criteria listed below for assessing compliance:

- 1122(d)(1)(i),(ii),(iv); 1122(d)(2)(i),(ii),(iii),(v),(vi),(vii);
  1122(d)(3)(iii),(iv); 1122(d)(4)(iii),(iv),(v),(vi),(vii),(viii),(ix),(x),
  (xi),(xii),(xiii),(xiv),(xv)

The following servicing criteria are not applicable to the Company:

- 1122(d)(1)(iii); 1122 (d)(2)(iv); 1122 (d)(3)(i),(ii); 1122(d)(4)(i),(ii)

The Company has engaged certain vendors (the "Vendors") to perform specific and limited, or scripted activities, and the Company elects to take responsibility for assessing compliance with the servicing criteria applicable to the Vendors set forth below:

- 1122(d)(2)(i) 1122(d)(4)(iv)
- A vendor posts cash receipts received via lockbox submission to the Company's lockbox clearing account.

- 1122(d)(4)(xi), (xiii)
- A vendor provides certain information to the Company to assist the Company in making tax and insurance payments on behalf of certain obligors.

The Company has not identified and is not aware of any material instance of noncompliance by the Vendors with the applicable servicing criteria as of December 31, 2006 and for the Reporting Period with respect to the Platform taken as a whole. The Company has not identified any material deficiency in its policies and procedures to monitor the compliance by the Vendors with the applicable servicing criteria as of December 31, 2006 and for the Reporting Period with respect to the Platform taken as a whole.

The Company has complied, in all material respects, with the applicable servicing criteria above as of and for the period ending December 31, 2006 for the asset-backed transactions listed in Appendix A taken as a whole (such transactions, collectively, the "GMACM Private Platform").

An independent registered public accounting firm has issued an attestation report on the Company's assessment of compliance with the applicable servicing criteria as of, and for the period ending December 31, 2006.


/s/ Anthony N. Renzi
Anthony N. Renzi
Executive Vice President
GMAC Mortgage, LLC


(page)


Appendix A


Security


SACO 06-1
SACO 06-12
SACO 06-8
2006-5
SACO 06-10
SACO 06-6
SACO 06-7
SACO 06-9
SACO 06-9
GPMF2006AR6
GPMF2006AR7
GPMF2006AR8
2006-ARS1
LMT 2006-7
LXS 06-18N
2006-B
BAFC 06-5
HBVW 06-SB1
GSMPS06RP1
GSR 2006-2F
GSR2006-AR1
GSR 2006-4F
MSM 06-10SL
MSM 06-14SL
GPMF2006AR4
GPMF2006AR5
LXS2006-12N
LXS2006-GP4
2006-3H
2006-GEL3
LMT 2006-2
SAIL2006-2
2006-4N
2006-GP1
2006-GP2
2006-GP3
LXS 06-10N
NAAC2006AF1
NAAC2006AF2
NAAC2006AP1
NAAC2006AR1
NAAC2006AR2
LXS06-10N
LXS06-12N
LXS 2006-7
LXS 2006-8
LXS 2006-11
LXS 2006-13


(page)


2006-1
MALT 2006-1
MALT 2006-3
MASD 2006-1
2006-HE1
CSMC 2006-1
CSMC 2006-8
CSMC 2006-9
LUM 2006-4
LUM 2006-5
MARM 06OA2
MARP 06-2
MIT 2006-1
MSM 06-1AR
MSM 06-2
MSM 06-3AR
MSM 06-5AR
MSM 06-6AR
MSM 06-7
MSM 06-8AR
MSM 06-9AR
MSM 06-11
MSM 06-12XS
MSM06-13ARX
MSM06-15XS
MSM06-16AX
MSM06-17XS
SASCO 06BC2
BAFC 06-1
BAFC 06-2
BAFC 06-4
GSR 2006-3F
MASTR 06-1
MASTR 06-3
MASD 2006-2
ACE2006-SL1
ACE2006-SL4
MASD 2006-2
MASD 2006-3
BAYVW2006-D
BSABS06SD2
BSALTA 06-1
BSALTA 06-3
BSALTA 06-4
BSALTA 06-5
BSALTA 06-8
BSARM2006-2
DBALT06AB1
DBALT06AB2
DBALT06AB3
DBALT06AB4
DBALT06AF1
DBALT06AR1
DBALT06AR2
DBALT06AR3
DBALT06AR5
DBALT06AR6
DBALT06OA1
HBRVW 06-10
HRRVW 06-8
HBRVW 06-8
SNDVW06-A
PRIME06-CL1
SNDVW06-A
SACO 06-11
SAIL 2006-3
2006-AR3
2006-AR4
2006-S5
ARMT 2006-2
GSR2006-AR2
HBVW2006-13
HBVW2006-14
MARP 06-1
NHELI 06AF1





EX-33 (f)
(logo) HSBC


REPORT ON COMPLIANCE WITH APPLICABLE SERVICING CRITERIA
PURSUANT TO ITEM 1122 OF REGULATION AB UNDER THE
SECURITIES EXCHANGE ACT OF 1934


1. HSBC Mortgage Corporation (USA) (the "Company") is responsible for the assessment of its compliance with the servicing criteria set forth in Item 1122 of Regulation AB and applicable to the servicing of asset-backed securities transactions involving first lien residential mortgage loans, as described on Schedule I attached hereto (the "Applicable Servicing Criteria").

2. The Company has engaged certain vendors (the "Vendors") to perform specific, limited or scripted activities as of and for the period ending December 31, 2006, and the Company elects to take responsibility for assessing compliance with the servicing criteria or portion of the servicing criteria applicable to such Vendors as set forth in Schedule I hereto;

3. The Company used the criteria set forth in paragraph (d) of Item 1122 of Regulation AB to assess compliance with the Applicable Servicing Criteria.

4. As of and for the year ending December 31, 2006 (the "Reporting Period"), the Company is in compliance with the Applicable Servicing Criteria except for each material instance of noncompliance set forth below:

     NONE

5. The Company has not identified and is not aware of any material instance of noncompliance by the Vendors with the applicable servicing criteria as of and for the year ending December 31, 2006.

6. The Company has not identified any material deficiency in its policies and procedures to monitor the compliance by the Vendors with the applicable servicing criteria as of and for the year ending December 31, 2006.

7. KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to management's assessment of compliance with the Applicable Servicing Criteria for the Reporting Period.

IN WITNESS WHEREOF, I have signed this report on behalf of the Company this 1st day of March 2007.


By: /s/ Michael T. Stilb
Name: Michael T. Stilb
Title: Senior Vice President


HSBC Mortgage Corporation (USA)
2929 Walden Avenue, Depew, NY 14043

(logo) EQUAL HOUSING
       LENDER


(page)


Schedule I
                                                                           Applicable Servicing        Inapplicable
                           Servicing Criteria                                    Criteria               Servicing
                                                                                                        Criteria*
                                                                          Performed      Performed
                                                                         by Servicer        by
Reference                          Criteria                                              Vendor(s)

                        General Servicing Considerations

1122(d)(1)(i)    Policies and procedures are instituted to monitor any        X
                 performance or other triggers and events of default in
                 accordance with the transaction agreements.

1122(d)(1)(ii)   If any material servicing activities are outsourced to       X
                 third parties, policies and procedures are instituted to
                 monitor the third party's performance and compliance
                 with such servicing activities.

1122(d)(1)(iii)  Any requirements in the transaction agreements to                                          Not
                 maintain a back-up servicer for the pool assets are                                     applicable
                 maintained.

1122(d)(1)(iv)   A fidelity bond and errors and omissions policy is in        X
                 effect on the party participating in the servicing
                 function throughout the reporting period in the
                 amount of coverage required by and otherwise in
                 accordance with the terms of the transaction
                 agreements.

                        Cash Collection and Administration

1122(d)(2)(i)    Payments on pool assets are deposited into the               X
                 appropriate custodial bank accounts and related bank
                 clearing accounts no more than two business days of
                 receipt, or such other number of days specified in the
                 transaction agreements.

1122(d)(2)(ii)   Disbursements made via wire transfer on behalf of an         X
                 obligor or to an investor are made only by authorized
                 personnel.

1122(d)(2)(iii)  Advances of funds or guarantees regarding                    X
                 collections, cash flows or distributions, and any
                 interest or other fees charged for such advances, are
                 made, reviewed and approved as specified in the
                 transaction agreements.

1122(d)(2)(iv)   The related accounts for the transaction, such as cash       X
                 reserve accounts or accounts established as a form of
                 overcollateralization, are separately maintained (e.g.,
                 with respect to commingling of cash) as set forth in
                 the transaction agreements.

1122(d)(2)(v)    Each custodial account is maintained at a federally          X
                 insured depository institution as set forth in the
                 transaction agreements. For purposes of this criterion,
                 "federally insured depository institution" with respect
                 to a foreign financial institution means a foreign
                 financial institution that meets the requirements of
                 Rule 13k-1(b)(1) under the Securities Exchange Act
                 of 1934, as amended.

1122(d)(2)(vi)   Unissued checks are safeguarded so as to prevent             X
                 unauthorized access.

                                                                           Applicable Servicing        Inapplicable
                           Servicing Criteria                                    Criteria               Servicing
                                                                                                        Criteria*
                                                                          Performed      Performed
                                                                         by Servicer        by
Reference                          Criteria                                              Vendor(s)

1122(d)(2)(vii)  Reconciliations are prepared on a monthly basis for          X
                 all asset-backed securities related bank accounts,
                 including custodial accounts and related bank
                 clearing accounts. These reconciliations (A) are
                 mathematically accurate; (B) are prepared within 30
                 calendar days after the bank statement cutoff date, or
                 such other number of days specified in the transaction
                 agreements; (C) are reviewed and approved by
                 someone other than the person who prepared the
                 reconciliation; and (D) contain explanations for
                 reconciling items. These reconciling items are
                 resolved within 90 calendar days of their original
                 identification, or such other number of days specified
                 in the transaction agreements.

                        Investor Remittances and Reporting

1122(d)(3)(i)    Reports to investors, including those to be filed with       X
                 the Commission, are maintained in accordance with
                 the transaction agreements and applicable
                 Commission requirements. Specifically, such reports
                 (A) are prepared in accordance with timeframes and
                 other terms set forth in the transaction agreements;
                 (B) provide information calculated in accordance
                 with the terms specified in the transaction
                 agreements; (C) are filed with the Commission as
                 required by its rules and regulations; and (D) agree
                 with investors' or the trustee's records as to the total
                 unpaid principal balance and number of pool assets
                 serviced by the servicer.

1122(d)(3)(ii)   Amounts due to investors are allocated and remitted          X
                 in accordance with timeframes, distribution priority
                 and other terms set forth in the transaction
                 agreements.

1122(d)(3)(iii)  Disbursements made to an investor are posted within          X
                 two business days to the servicer's investor records,
                 or such other number of days specified in the
                 transaction agreements.

1122(d)(3)(iv)   Amounts remitted to investors per the investor               X
                 reports agree with cancelled checks, or other form of
                 payment, or custodial bank statements.

                        Pool Asset Administration

1122(d)(4)(i)    Collateral or security on pool assets is maintained as       X
                 required by the transaction agreements or related pool
                 asset documents.

1122(d)(4)(ii)   Pool assets and related documents are safeguarded as         X
                 required by the transaction agreements.

1122(d)(4)(iii)  Any additions, removals or substitutions to the asset        X
                 pool are made, reviewed and approved in accordance
                 with any conditions or requirements in the transaction
                 agreements.

                                                                           Applicable Servicing        Inapplicable
                           Servicing Criteria                                    Criteria               Servicing
                                                                                                        Criteria*
                                                                          Performed      Performed
                                                                         by Servicer        by
Reference                          Criteria                                              Vendor(s)

1122(d)(4)(iv)   Payments on pool assets, including any payoffs,             X-1            X-1
                 made in accordance with the related pool asset
                 documents are posted to the servicer's obligor records
                 maintained no more than two business days after
                 receipt, or such other number of days specified in the
                 transaction agreements, and allocated to principal,
                 interest or other items (e.g., escrow) in accordance
                 with the related pool asset documents.

1122(d)(4)(v)    The servicer's records regarding the pool assets agree       X
                 with the servicer's records with respect to an obligor's
                 unpaid principal balance.

1122(d)(4)(vi)   Changes with respect to the terms or status of an            X
                 obligor's pool asset (e.g., loan modifications or re-
                 agings) are made, reviewed and approved by
                 authorized personnel in accordance with the
                 transaction agreements and related pool asset
                 documents.

1122(d)(4)(vii)  Loss mitigation or recovery actions (e.g., forbearance       X
                 plans, modifications and deeds in lieu of foreclosure,
                 foreclosures and repossessions, as applicable) are
                 initiated, conducted and concluded in accordance
                 with the timeframes or other requirements established
                 by the transaction agreements.

1122(d)(4)(viii) Records documenting collection efforts are                  X-2            X-2
                 maintained during the period a pool asset is
                 delinquent in accordance with the transaction
                 agreements. Such records are maintained on at least a
                 monthly basis, or such other period specified in the
                 transaction agreements, and describe the entity's
                 activities in monitoring delinquent home equity loans
                 including, for example, phone calls, letters and
                 payment rescheduling plans in cases where
                 delinquency is deemed temporary (e.g., illness or
                 unemployment).

1122(d)(4)(ix)   Adjustments to interest rates or rates of return for         X
                 pool assets with variable rates are computed based on
                 the related pool asset documents.

1122(d)(4)(x)    Regarding any funds held in trust for an obligor (such       X
                 as escrow accounts): (A) such funds are analyzed, in
                 accordance with the obligor's pool asset documents,
                 on at least an annual basis, or such other period
                 specified in the transaction agreements; (B) interest
                 on such funds is paid, or credited, to obligors in
                 accordance with applicable pool asset documents and
                 state laws; and (C) such funds are returned to the
                 obligor within 30 calendar days of full repayment of
                 the related pool asset, or such other number of days
                 specified in the transaction agreements.

1122(d)(4)(xi)   Payments made on behalf of an obligor (such as tax          X-3            X-3
                 or insurance payments) are made on or before the
                 related penalty or expiration dates, as indicated on the
                 appropriate bills or notices for such payments,
                 provided that such support has been received by the
                 servicer at least 30 calendar days prior to these dates,
                 or such other number of days specified in the
                 transaction agreements.

                                                                           Applicable Servicing        Inapplicable
                           Servicing Criteria                                    Criteria               Servicing
                                                                                                        Criteria*
                                                                          Performed      Performed
                                                                         by Servicer        by
Reference                          Criteria                                              Vendor(s)

1122(d)(4)(xii)  Any late payment penalties in connection with any            X
                 payment to be made on behalf of an obligor are paid
                 from the servicer's funds and not charged to the
                 obligor, unless the late payment was due to the
                 obligor's error or omission.

1122(d)(4)(xiii) Disbursements made on behalf of an obligor are              X-3            X-3
                 posted within two business days to the obligor's
                 records maintained by the servicer, or such other
                 number of days specified in the transaction
                 agreements.

1122(d)(4)(xiv)  Delinquencies, charge-offs and uncollectible                 X
                 accounts are recognized and recorded in accordance
                 with the transaction agreements.

1122(d)(4)(xv)   Any external enhancement or other support,                   X
                 identified in Item 1114(a)(1) through (3) or Item
                 1115 of Regulation AB, is maintained as set forth in
                 the transaction agreements.

* Check only criteria which Company neither performs nor takes responsibility for the performance by a Vendor.

1 - A portion of the Company's payments are processed by its affiliate.

2 - A portion of the Company's early stage collection calls (less than 30 days) are initiated by its affiliate.

3 - A portion of the Company's payments on behalf of obligors are made and posted by its affiliate.





EX-33 (g)
(logo) JPMorganChase

Management's Report on Assessment of Compliance with Applicable Servicing
Criteria


J.P. Morgan Trust Company, National Association (the "Asserting Party") is responsible for assessing compliance as of September 30, 2006 and for the period from January 1, 2006 through September 30, 2006 (the "Reporting Period"), with the servicing criteria set forth in Title 17, Section 229.1122 (d) of the Code of Federal Regulations (the "CFR"), to the extent required by the related transaction agreements excluding the criteria set forth in 17 CFR 229.1122(d)
(1)(i)-(iv), (2)(i)-(vii), (3)(i)-(iv), and (4)(iii)-(xv), which the Asserting
Party has concluded are not applicable to the activities it performs with respect to the asset-backed securitization transactions covered by this report (such criteria, after giving effect to the exclusions identified above, the "Applicable Servicing Criteria"). This report covers the asset-backed securities transactions backed by residential mortgages and home equity loans, for which transactions the Asserting Party acts as Custodian, that were registered with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended, where the related asset-backed securities were issued during the Reporting Period (the "Platform"), as listed in Appendix A.

The Asserting Party has (i) used the criteria set forth in 17 CFR 229.1122(d) to assess the compliance by the Asserting Party with the Applicable Servicing Criteria for the Reporting Period and (ii) concluded that the Asserting Party has complied, in all material respects, with the Applicable Servicing Criteria as of September 30, 2006 and for the Reporting Period with respect to the Platform, taken as a whole

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued an attestation report for the Platform, on our assessment of compliance with the Applicable Servicing Criteria as of September 30, 2006 and for the Reporting Period as set forth in this report.



J.P. Morgan Trust Company, National Association, as Custodian



/s/ Kelly A. Mathieson
Kelly A. Mathieson, Managing Director
Date: March 1, 2007


(page)


Appendix A

Centex Home Equity Loan Trust 2006-A
CS Mortgage Pass-Through Series Trust 2006-CF1 Trust
GSAMP Trust 2006-HE1
GSAMP Trust 2006-HE3
GSAMP Trust 2006-HE4
GSAMP Trust 2006-HE5
GSAMP Trust 2006-S3
Home Equity Asset Trust 2006-1
Home Equity Asset Trust 2006-3
Home Equity Asset Trust 2006-4
Home Equity Asset Trust 2006-5
Home Equity Asset Trust 2006-6
Home Equity Mortgage Trust Series 2006-1
Home Equity Mortgage Series 2006-2
J.P. Morgan Mortgage Acquisition Corp. 2006-ACC1
J.P. Morgan Mortgage Acquisition Corp. 2006-CW1
J.P. Morgan Mortgage Acquisition Corp. 2006-CW2
J.P. Morgan Mortgage Acquisition Corp. 2006-FRE1
J.P. Morgan Mortgage Acquisition Corp. 2006-FRE2
J.P. Morgan Mortgage Acquisition Corp. 2006-HE1
J.P. Morgan Mortgage Acquisition Corp. 2006-HE2
J.P. Morgan Mortgage Acquisition Corp. 2006-NC1
J.P. Morgan Mortgage Acquisition Corp. 2006-NC2
J.P. Morgan Mortgage Acquisition Corp. 2006-RM1
J.P. Morgan Mortgage Acquisition Corp. 2006-WC3
J.P. Morgan Mortgage Acquisition Corp. 2006-WF1
J.P. Morgan Mortgage Acquisition Corp. 2006-WMC1
J.P. Morgan Mortgage Acquisition Corp. 2006-WMC2
Morgan Stanley Mortgage Loan Trust 2006-11
Morgan Stanley Mortgage Loan Trust 2006-1AR
Morgan Stanley Mortgage Loan Trust 2006-2
Morgan Stanley Mortgage Loan Trust 2006-3AR
Morgan Stanley Mortgage Loan Trust 2006-5AR
Morgan Stanley Mortgage Loan Trust 2006-6AR
Morgan Stanley Mortgage Loan Trust 2006-7
Morgan Stanley Mortgage Loan Trust 2006-8AR
Morgan Stanley Mortgage Loan Trust 2006-9AR
Nationstar Home Equity Loan Trust 2006-B
Opteum Mortgage Acceptance CORP Trust 2006-1
Opteum Mortgage Acceptance CORP Trust 2006-2
Origen Manufactured Housing Contract Trust Collateralized Notes/Series 2006-A




EX-33 (h)
Report on Assessment of Compliance

with Regulation AB Servicing Criteria

1. The undersigned authorized officer of LandAmerica Tax and Flood Services, Inc. (the "Company") is responsible for assessing the Company's compliance with the applicable servicing criteria as defined in 17 CFR Part 229 Section 1122(d)
(4) (xi) and 1122(d) (4) (xii) (the "Regulation AB Servicing Criteria") for residential mortgage backed securities for which the Company served as third-party property tax payment provider on the underlying collateral (the "Platform"). Except as set forth in the preceding sentence, the servicing criteria set forth in 17 CFR Part 229 Section 1122(d) are not applicable to the activities the Company performed with respect to the Platform.

2. The Company used the criteria in 17 CFR Part 229 Section 1122(d) to assess the compliance with the Regulation AB Servicing Criteria.

3. Under one of the services offered by the Company, some customers may elect to remit tax payments directly to tax agencies without having the Company remit those property tax payments through our tax payment service. We refer to these customers as "non-outsourced servicer customers." With respect to these non-outsourced customers and the services the Company delivered pursuant to the servicing criteria set forth in 17 CFR Part 229 Section 1122(d)(4)(xi), the Company's assertion is strictly limited to its processing of tax payments submitted through the Company's tax payment service.

4. With respect to servicing criteria set forth in 17 CFR Part 229 Section 1122(d)(4)(xii), the Company's assertion is strictly limited to its processing of property tax penalty payments. The Company has determined that its servicer customers may also have access to systems that enable those servicers to process penalties through obligor escrow accounts. Management's assessment of compliance does not relate to the actual or potential activities of other parties with access to obligor escrow accounts.

5. Based on such assessment, management believes that, as of and for the year ended December 31, 2006, the Company has complied in all material respects with the Regulation AB Servicing Criteria related to the servicing of the Platform.

6. The registered public accounting firm of Grant Thornton, LLP, has issued an attestation report on the Company's assessment of compliance with the Regulation AB Servicing Criteria as of and for the year ended December 31, 2006.

Date: February 20, 2007

LandAmerica Tax and Flood Services, Inc.

By: /s/ Bob Ige
Name: Bob Ige
Its:  Executive Vice President





EX-33 (i)
(logo) LaSalle Bank
       ABN AMRO

LaSalle Bank N.A.
135 South LaSalle Street
Suite 1625
Chicago, IL 60603

Global Securities and Trust Services


Management's Assertion on Compliance with Item 1122 Criteria


LaSalle Bank National Association (the "Asserting Party") is responsible for assessing its compliance with the applicable servicing criteria set forth in
Item 1122(d) of Regulation AB (17 C.F.R, 229.1122(d)) as indicated on Exhibit A annexed hereto entitled "1122 Servicing Criteria to be Addressed in Assessment of Compliance" (the "Servicing Criteria").

The Asserting Party has assessed the effectiveness of its compliance with the applicable Servicing Criteria as of December 31, 2006, and for the period of January 1, 2006 through December 31, 2006 (the "Reporting Period"). In making this assessment, the Asserting Party used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

Based on such assessment, the Asserting Party believes that, as of December 31, 2006 and for the Reporting Period, it has complied in all material respects with the servicing criteria set forth in Item 1122(d) of Regulation AB for the servicing activities it performs in the asset-backed securities transactions detailed on Exhibit B. For servicing criteria 1122(d)(3)(i)(A) and (B), this assertion covers only the information on the report to investors that is required by the respective transaction agreements.

Ernst and Young, an independent registered public accounting firm, has issued an attestation report with respect to the Asserting Party's assessment of compliance with the Servicing Criteria as of December 31, 2006 and for the Reporting Period. The asset-backed securities transactions to which this assertion and the attestation report relate are listed on Exhibit B.

LaSalle Bank National Association


By:    /s/ Barbara L. Marik
Name:  Barbara L. Marik
Title: First Vice President
Date:  February 28, 2007


(page)


Exhibit A

1122 Servicing Criteria
to be addressed in an Assessment of Compliance



Reg AB                                                                              Servicing Criteria
Reference                               Servicing Criteria                             Applicable to
                                                                                       LaSalle Bank
                                                                                   National Association
General Servicing Considerations

                   Policies and procedures are instituted to monitor any
1122(d)(1)(i)      performance or other triggers and events of default in                    X
                   accordance with the transaction agreements.

                   If any material servicing activities are outsourced to third
1122(d)(1)(ii)     parties, policies and procedures are instituted to monitor                X
                   the third party's performance and compliance with such
                   servicing activities.

                   Any requirements in the transaction agreements to maintain a
1122(d)(1)(iii)    back-up servicer for the Pool Assets are maintained.

                   A fidelity bond and errors and omissions policy is in effect on the party participating in the servicing function
1122(d)(1)(iv)     throughout the reporting period in the amount of coverage                 X
                   required by and otherwise in accordance with the terms of the transaction agreements.

Cash Collection and Administration

                   Payments on pool assets are deposited into the appropriate custodial bank accounts and related bank clearing accounts
1122(d)(2)(i)      no more than two business days following receipt, or such                 X
                   other number of days specified in the transaction
                   agreements.

                   Disbursements made via wire transfer on behalf of an obligor
1122(d)(2)(ii)     or to an investor are made only by authorized personnel.                  X

                   Advances of funds or guarantees regarding collections, cash
1122(d)(2)(iii)    flows or distributions, and any interest or other fees                    X
                   charged for such advances, are made, reviewed and approved as specified in the transaction agreements.

                   The related accounts for the transaction, such as cash
                   reserve accounts or accounts established as a form of over
1122(d)(2)(iv)     collateralization, are separately maintained (e.g., with                  X
                   respect to commingling of cash) as set forth in the
                   transaction agreements.

                   Each custodial account is maintained at a federally insured depository institution as set forth in the transaction
                   agreements. For purposes of this criterion, "federally
1122(d)(2)(v)      insured depository institution" with respect to a foreign                 X
                   financial institution means a foreign financial institution that meets the requirements of Rule 13k-1(b)(1) of the
                   Securities Exchange Act.

                   Unissued checks are safeguarded so as to prevent
1122(d)(2)(vi)     unauthorized access.                                                      X

                   Reconciliations are prepared on a monthly basis for all
                   asset-backed securities related bank accounts, including
                   custodial accounts and related bank clearing accounts. These reconciliations are (A) mathematically accurate; (B)
                   prepared within 30 calendar days after the bank statement
1122(d)(2)(vii)    cutoff date, or such other number of days specified in the                X
                   transaction agreements; (C) reviewed and approved by someone other than the person who prepared the reconciliation; and
                   (D) contain explanations for reconciling items. These
                   reconciling items are resolved within 90 calendar days of
                   their original identification, or such other number of days specified in the transaction agreements.

Investor Remittances and Reporting

                   Reports to investors, including those to be filed with the
                   Commission, are maintained in accordance with the
                   transaction agreements and applicable Commission
1122(d)(3)(i)      requirements. Specifically, such reports (A) are prepared in              X
                   accordance with timeframes and other terms set forth in the transaction


(page)


                   agreements; (B) provide information calculated in accordance with the terms specified in the transaction agreements; (C) are filed with the Commission as required by its rules and regulations; and (D) agree with investors' or the indenture trustee's records as to the total unpaid principal balance and number of Pool Assets serviced by the related Servicer.

                   Amounts due to investors are allocated and remitted in
1122(d)(3)(ii)     accordance with timeframes, distribution priority and other               X
                   terms set forth in the transaction agreements.

                   Disbursements made to an investor are posted within two
1122(d)(3)(iii)    business days to the related Servicer's investor records, or              X
                   such other number of days specified in the transaction
                   agreements.

                   Amounts remitted to investors per the investor reports agree
1122(d)(3)(iv)     with cancelled checks, or other form of payment, or                       X
                   custodial bank statements.

Pool Asset Administration

                   Collateral or security on pool assets is maintained as
1122(d)(4)(i)      required by the transaction agreements or related pool                    X
                   asset documents.

                   Pool assets and related documents are safeguarded as
1122(d)(4)(ii)     required by the transaction agreements                                    X

                   Any additions, removals or substitutions to the asset pool
1122(d)(4)(iii)    are made, reviewed and approved in accordance with any                    X
                   conditions or requirements in the transaction agreements.

                   Payments on pool assets, including any payoffs, made in
                   accordance with the related pool asset documents are posted to the related Servicer's obligor records maintained no more
1122(d)(4)(iv)     than two business days after receipt, or such other number of days specified in the transaction agreements, and
                   allocated to principal, interest or other items (e.g.,
                   escrow) in accordance with the related pool asset
                   documents.

                   The related Servicer's records regarding the pool assets
1122(d)(4)(v)      agree with the related Servicer's records with respect to an obligor's unpaid principal balance.

                   Changes with respect to the terms or status of an obligor's pool assets (e.g., loan modifications or re-agings) are
1122(d)(4)(vi)     made, reviewed and approved by authorized personnel in
                   accordance with the transaction agreements and related pool asset documents.

                   Loss mitigation or recovery actions (e.g., forbearance
                   plans, modifications and deeds in lieu of foreclosure,
1122(d)(4)(vii)    foreclosures and repossessions, as applicable) are
                   initiated, conducted and concluded in accordance with the
                   timeframes or other requirements established by the
                   transaction agreements.

                   Records documenting collection efforts are maintained during the period a pool asset is delinquent in accordance with the transaction agreements. Such records are maintained on at
                   least a monthly basis, or such other period specified in the
1122(d)(4)(viii)   transaction agreements, and describe the entity's activities in monitoring delinquent pool assets including, for example, phone calls, letters and payment rescheduling plans in cases where delinquency is deemed temporary (e.g., illness or
                   unemployment).

                   Adjustments to interest rates or rates of return for pool
1122(d)(4)(ix)     assets with variable rates are computed based on the related pool asset documents.

                   Regarding any funds held in trust for an obligor (such as
                   escrow accounts): (A) such funds are analyzed, in accordance with the obligor's pool asset documents, on at least an
                   annual basis, or such other period specified in the
1122(d)(4)(x)      transaction agreements; (B) interest on such funds is paid, or credited, to obligors in accordance with applicable pool asset documents and state laws; and (C) such funds are
                   returned to the obligor within 30 calendar days of full
                   repayment of the related pool assets, or such other number of days specified in the transaction agreements.

                   Payments made on behalf of an obligor (such as tax or
                   insurance payments) are made on or before the related
                   penalty or expiration dates, as indicated on the appropriate
1122(d)(4)(xi)     bills or notices for such payments, provided that such
                   support has been received by the servicer at least 30
                   calendar days prior to these dates, or such other number of days specified in the transaction agreements.


(page)


                   Any late payment penalties in connection with any payment to
1122(d)(4)(xii)    be made on behalf of an obligor are paid from the related
                   Servicer's funds and not charged to the obligor, unless the late payment was due to the obligor's error or omission.

                   Disbursements made on behalf of an obligor are posted within
1122(d)(4)(xiii)   two business days to the obligor's records maintained by the servicer, or such other number of days specified in the
                   transaction agreements.

                   Delinquencies, charge-offs and uncollectible accounts are
1122(d)(4)(xiv)    recognized and recorded in accordance with the transaction agreements.

                   Any external enhancement or other support, identified in
1122(d)(4)(xv)     Item 1114(a)(1) through (3) or Item 1115 of Regulation AB,                X
                   is maintained as set forth in the transaction agreements.


(page)


EXHIBIT B
2006 Transactions


Non-Specific Transactions                             Nominal Trustee Transactions

ACE Series 2006-GP1                                   Bear Stearns Series 2006-PWR11
Banc of America Comm. Mtge Series 2006-2              Bear Stearns Series 2006-PWR12
Banc of America Comm. Mtge Series 2006-5              Bear Stearns Series 2006-PWR13
Bear Stearns Series 2006-AQ1                          Bear Stearns Series 2006-PWR14
Bear Stearns Series 2006-EC1                          Bear Stearns Series 2006-TOP22
Bear Stearns Series 2006-EC2                          Bear Stearns Series 2006-TOP24
Bear Stearns Series 2006-HE1                          GSAA Home Equity Trust 2006-14
Bear Stearns Series 2006-HE2                          GSAMP Series 2006-HE3
Bear Stearns Series 2006-HE3                          GSAMP Series 2006-HE4
Bear Stearns Series 2006-HE4                          GSAMP Series 2006-HE5
Bear Stearns Series 2006-HE5                          GSAMP Series 2006-HE6
Bear Stearns Series 2006-HE6                          GSAMP Series 2006-HE7
Bear Stearns Series 2006-HE7                          GSAMP Series 2006-HE8
Bear Stearns Series 2006-HE8                          JP Morgan Series 2006-LDP9
Bear Stearns Series 2006-HE9                          Morgan Stanley Series 2006-TOP21
Bear Stearns Series 2006-HE10                         Morgan Stanley Series 2006-TOP23
Bear Stearns Series 2006-PC1                          Morgan Stanley Capital I Series 2006-HQ10
Bear Stearns ABS Series 2006-1                        Morgan Stanley Mtg Loan Trust Series 2006-16ARX
Bear Stearns Mortgage Funding Series 2006-SL1         Morgan Stanley Mtg Loan Trust Series 2006-1AR
Bear Stearns Mortgage Funding Series 2006-SL2         Morgan Stanley Mtg Loan Trust Series 2006-3AR
Bear Stearns Mortgage Funding Series 2006-SL3         Morgan Stanley Mtg Loan Trust Series 2006-5AR
Bear Stearns Mortgage Funding Series 2006-SL4         Morgan Stanley Mtg Loan Trust Series 2006-6AR
Bear Stearns Mortgage Funding Series 2006-SL5         Morgan Stanley Mtg Loan Trust Series 2006-8AR
Bear Stearns Mortgage Funding Series 2006-SL6         Morgan Stanley Mtg Loan Trust Series 2006-9AR
C-BASS Series 2006-CB7                                Morgan Stanley Mtg Loan Trust Series 2006-2
C-BASS Series 2006-CB9                                Morgan Stanley Mtg Loan Trust Series 2006-7
Citigroup Commercial Mortgage Trust Series 2006-C4    Morgan Stanley Mtg Loan Trust Series 2006-11
Citigroup Commercial Mortgage Trust Series 2006-C5    Morgan Stanley Mtg Loan Trust Series 2006-12XS
CD 2006-CD3 Mortgage Trust                            Morgan Stanley Mtg Loan Trust Series 2006-13ARX
COMM Series 2006-C8                                   Morgan Stanley Mtg Loan Trust Series 2006-15XS
CSFB Commercial Mtg. Trust Series 2006-C4             Morgan Stanley Mtg Loan Trust Series 2006-17XS
First Franklin MLT Series 2006-FF18                   Thornburg Mtg Securities Trust Series 2006-1
Greenwich Capital Series 2006-GG7                     Thornburg Mtg Securities Trust Series 2006-2
GE Capital Comm Mtg. Corp. Series 2006-C1             Thornburg Mtg Securities Trust Series 2006-3
JP Morgan Series 2006-CIBC14                          Thornburg Mtg Securities Trust Series 2006-4
JP Morgan Series 2006-CIBC15                          Thornburg Mtg Securities Trust Series 2006-5
JP Morgan Series 2006-CIBC17                          Thornburg Mtg Securities Trust Series 2006-6
JP Morgan Series 2006-LDP7                            ZUNI Trust Series 2006-0A1
JP Morgan Series 2006-LDP8


Custodian Only Transactions                           Paying Agent Only Transactions

Basic Asset Backed 2006-1                             Washington Mutual Series 2006-AR2
Credit Suisse AB Series 2006-1                        Washington Mutual Series 2006-AR6
Credit Suisse AB Series 2006-2                        Washington Mutual Series 2006-AR7
Credit Suisse AB Series 2006-3                        Washington Mutual Series 2006-AR8
Credit Suisse AB Series 2006-4                        Washington Mutual Series 2006-AR9
Credit Suisse ARMT Series 2006-1                      Washington Mutual Series 2006-AR10
Credit Suisse ARMT Series 2006-2                      Washington Mutual Series 2006-AR11
Credit Suisse ARMT Series 2006-3                      Washington Mutual Series 2006-AR12
Credit Suisse HEMT Series 2006-1                      Washington Mutual Series 2006-AR13
Credit Suisse HEMT Series 2006-2                      Washington Mutual Series 2006-AR14
Credit Suisse HEMT Series 2006-3                      Washington Mutual Series 2006-AR15
Credit Suisse HEMT Series 2006-4                      Washington Mutual Series 2006-AR16
Credit Suisse HEMT Series 2006-5                      Washington Mutual Series 2006-AR17
Credit Suisse HEMT Series 2006-6                      Washington Mutual Series 2006-AR18
Credit Suisse Series 2006-1                           Washington Mutual Series 2006-AR19
Credit Suisse Series 2006-2                           Washington Mutual Series 2006-HE1
Credit Suisse Series 2006-3                           Washington Mutual Series 2006-HE2
Credit Suisse Series 2006-4                           Washington Mutual Series 2006-HE3
Credit Suisse Series 2006-5                           Washington Mutual Series 2006-HE4
Credit Suisse Series 2006-6                           Washington Mutual Series 2006-HE5
Credit Suisse Series 2006-7                           Washington Mutual WMALT 2006-AR1
Credit Suisse Series 2006-8                           Washington Mutual WMALT 2006-AR2
Credit Suisse Series 2006-9                           Washington Mutual WMALT 2006-AR3
Credit Suisse HEAT Series 2006-1                      Washington Mutual WMALT 2006-AR4
Credit Suisse HEAT Series 2006-3                      Washington Mutual WMALT 2006-AR5
Credit Suisse HEAT Series 2006-4                      Washington Mutual WMALT 2006-AR6
Credit Suisse HEAT Series 2006-5                      Washington Mutual WMALT 2006-AR7
Credit Suisse HEAT Series 2006-6                      Washington Mutual WMALT 2006-AR8
Credit Suisse HEAT Series 2006-7                      Washington Mutual WMALT 2006-AR9
Credit Suisse HEAT Series 2006-8                      Washington Mutual WMALT 2006-AR10
Lehman Mortgage Trust Series 2006-1                   Washington Mutual WMALT 2006-1
Lehman Mortgage Trust Series 2006-4                   Washington Mutual WMALT 2006-2
Lehman Mortgage Trust Series 2006-5                   Washington Mutual WMALT 2006-3
Lehman Mortgage Trust Series 2006-6                   Washington Mutual WMALT 2006-4
Lehman Mortgage Trust Series 2006-7                   Washington Mutual WMALT 2006-5
Lehman Mortgage Trust Series 2006-8                   Washington Mutual WMALT 2006-6
Lehman Mortgage Trust Series 2006-9                   Washington Mutual WMALT 2006-7
Lehman XS Trust Series 2006-1                         Washington Mutual WMALT 2006-8
Lehman XS Trust Series 2006-3                         Washington Mutual WMALT 2006-9


(page)


Non-Specific Transactions                             Nominal Trustee Transactions

Lehman XS Trust Series 2006-8
Lehman XS Trust Series 2006-11
Lehman XS Trust Series 2006-15
Lehman XS Trust Series 2006-19
Lehman XS Trust Series 2006-20
Lehman Mortgage Trust Series 2006-2
LB-UBS Comm. Mtge. Trust Series 2006-C1
LB-UBS Comm. Mtge. Trust Series 2006-C3
LB-UBS Comm. Mtge. Trust Series 2006-C4
LB-UBS Comm. Mtge. Trust Series 2006-C6
LB-UBS Comm. Mtge. Trust Series 2006-C7
Merrill Lynch Series 2006-MLN1
Merrill Lynch Series 2006-OPT1
Merrill Lynch Series 2006-WMC2
Merrill Lynch Series 2006-FF1
Merrill Lynch Countrywide Series 2006-1
Merrill Lynch Countrywide Series 2006-2
Merrill Lynch Countrywide Series 2006-3
Merrill Lynch Countrywide Series 2006-4
Merrill Lynch Series 2006-AHL1
Merrill Lynch Series 2006-AR1
Merrill Lynch Series 2006-FM1
Merrill Lynch Series 2006-HE2
Merrill Lynch Series 2006-HE3
Merrill Lynch Series 2006-HE4
Merrill Lynch Series 2006-HE5
Merrill Lynch Series 2006-HE6
Merrill Lynch Series 2006-RM1
Merrill Lynch Series 2006-RM2
Merrill Lynch Series 2006-RM3
Merrill Lynch Series 2006-RM4
Merrill Lynch Series 2006-RM5
Merrill Lynch Series 2006-SD1
Merrill Lynch Series 2006-SL1
Merrill Lynch Series 2006-SL2
Merrill Lynch Series 2006-C1
Merrill Lynch Series 2006-C2
Morgan Stanley Capital I Series 2006-HQ8
Morgan Stanley Capital I Series 2006-HQ9
Morgan Stanley Capital I Series 2006-IQ11
Morgan Stanley Capital I Series 2006-IQ12
Morgan Stanley Mtg Loan Trust Series 2006-4SL
Morgan Stanley Mtg Loan Trust Series 2006-10SL
Morgan Stanley Mtg Loan Trust Series 2006-14SL
OWNIT Mortgage Loan Trust Series 2006-3
OWNIT Mortgage Loan Trust Series 2006-4


Custodian Only Transactions                           Paying Agent Only Transactions

Lehman XS Trust Series 2006-5
Lehman XS Trust Series 2006-7
Lehman XS Trust Series 2006-9
Lehman XS Trust Series 2006-10N
Lehman XS Trust Series 2006-12
Lehman XS Trust Series 2006-13
Lehman XS Trust Series 2006-17
Morgan Stanley Series 2006-HE1
Morgan Stanley Series 2006-HE2
Morgan Stanley Series 2006-HE3
Morgan Stanley Series 2006-HE4
Morgan Stanley Series 2006-HE5
Morgan Stanley Series 2006-HE6
Morgan Stanley Series 2006-HE7
Morgan Stanley Series 2006-HE8
Morgan Stanley HEL Series 2006-1
NYMC Series 2006
SAIL 2006-1
SAIL 2006-2
SAIL 2006-3
SAIL 2006-4
SARM 2006-1
SARM 2006-2
SARM 2006-3
SARM 2006-4
SARM 2006-5
SARM 2006-6
SARM 2006-7
SARM 2006-8
SARM 2006-9
SARM 2006-10
SARM 2006-11
SARM 2006-12
SASCO 2006-BC1
SASCO 2006-BC2
SASCO 2006-BC3
SASCO 2006-BC4
SASCO 2006-BC5
SASCO 2006-BC6
SASCO 2006-S1
SASCO 2006-S2
SASCO 2006-S3
SASCO 2006-S4
Sequoia Alternative Loan Trust Series 2006-1


(page)


Non-Specific Transactions                             Nominal Trustee Transactions

OWNIT Mortgage Loan Trust Series 2006-5
OWNIT Mortgage Loan Trust Series 2006-6
OWNIT Mortgage Loan Trust Series 2006-7
SACO I Trust Series 2006-1
SACO I Trust Series 2006-2
SACO I Trust Series 2006-3
SACO I Trust Series 2006-4
SACO I Trust Series 2006-5
SACO I Trust Series 2006-6
SACO I Trust Series 2006-7
SACO I Trust Series 2006-8
SACO I Trust Series 2006-9
SACO I Trust Series 2006-10
SACO I Trust Series 2006-12
SATURNS Series 2006-1
SATURNS Series 2006-2
TILES Series 2006-1
Wachovia Bank CMT Series 2006-C24


Custodian Only Transactions                           Paying Agent Only Transactions






EX-33 (j)
Certification Regarding Compliance with Applicable Servicing Criteria

1. Morgan Stanley Credit Corporation, as Servicer, is responsible for assessing its compliance with the applicable servicing criteria applicable, for the year ended December 31, 2006, under paragraph (d) of Item 1122 of Regulation AB. Such assessment is set forth herein in connection with asset-backed securities transactions (Morgan Stanley Mortgage Trust MSM 2006-3AR, MSM 2006-5AR, MSM 2006- 6AR, MSM 2006-7, MSM 2006-8AR and MSM 2006-11) subject to
   Regulation AB, ("the Transactions") involving residential mortgage loans.

2. Except as set forth in paragraph 3 below, Morgan Stanley Credit Corporation used the criteria set forth in paragraph (d) of Item 1122 of Regulation AB to assess the compliance with the applicable servicing criteria;

3. The criteria described as such on Exhibit A hereto are inapplicable to Morgan Stanley Credit Corporation based on the activities it performs with respect to asset-backed securities transactions involving residential mortgage loans;

4. Morgan Stanley Credit Corporation has complied, in all material respects, with the applicable servicing criteria as of and for the year ended December 31, 2006.

5. Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on Morgan Stanley Credit Corporation assessment of compliance with the applicable servicing criteria as of and for the year ended December 31, 2006.

March 12, 2007

Morgan Stanley Credit Corporation

/s/ John Schmitz
Senior Vice President


(page)

APPENDIX A




                             SERVICING CRITERIA
                                                                 Performed       INAPPLICABLE
                                                                  Directly         SERVICING
                                                                    by              CRITERIA
Reference                        Criteria                          MSCC

                   General Servicing Considerations

1122(d)(1)(i)    - Policies and procedures are instituted            X
                   to monitor any performance or other
                   triggers and events of default in
                   accordance with the transaction
                   agreements.

1122(d)(1)(ii)   - If any material servicing activities                                 X
                   are outsourced to third parties, policies
                   and procedures are instituted to monitor
                   the third party's performance and
                   compliance with such servicing
                   activities.


1122(d)(1)(iii)  - Any requirements in the transaction                                  X
                   agreements to maintain a back-up servicer
                   for the pool assets are maintained.

1122(d)(1)(iv)   - A fidelity bond and errors and                    X
                   omissions policy is in effect on the
                   party participating in the servicing
                   function throughout the reporting period
                   in the amount of coverage required by and
                   otherwise in accordance with the terms of
                   the transaction agreements.

                   Cash Collection and Administration

1122(d)(2)(i)    - Payments on pool assets are deposited             X
                   into the appropriate custodial bank
                   accounts and related bank clearing
                   accounts no more than two business days
                   of receipt, or such other number
                   of days specified in the transaction
                   agreements.

1122(d)(2)(ii)   - Disbursements made via wire transfer on           X
                   behalf of an obligor or to an investor
                   are made only by authorized personnel.

1122(d)(2)(iii)  - Advances of funds or guarantees                   X
                   regarding collections, cash flows or
                   distributions, and any interest or other
                   fees charged for such advances, are made,
                   reviewed, and approved as specified in
                   the transaction agreements.

1122(d)(2)(iv)   - The related accounts for the                                         X
                   transaction, such as cash reserve
                   accounts or accounts established as a
                   form of overcollateralization, are
                   separately maintained (e.g., with respect
                   to commingling of cash) as set forth in
                   the transaction agreements.

1122(d)(2)(v)    - Each custodial account is maintained at           X
                   a federally insured depository
                   institution as set forth in the
                   transaction agreements. For purposes of
                   this criterion, "federally insured
                   depository institution" with respect to a
                   foreign financial institution means a
                   foreign financial institution that meets
                   the requirements of Section 240.13k-1(b)(1)
                   of this chapter.

1122(d)(2)(vi)   - Unissued checks are safeguarded so as                                X
                   to prevent unauthorized access.

1122(d)(2)(vii)  - Reconciliations are prepared on a
                   monthly basis for all asset-backed
                   securities related bank accounts,
                   including custodial accounts and related
                   bank clearing accounts. These
                   reconciliations:
(page)
                   (A) Are mathematically accurate;                  X
                   (B) Are prepared within 30                        X
                   calendar days after the bank statement
                   cutoff date, or such other number of days
                   specified in the transaction agreements;
                   (C) Are reviewed and approved by someone          X
                   other than the person who prepared the
                   reconciliation; and
                   (D) Contain explanations for reconciling          X
                   items. These reconciling items are
                   resolved within 90 calendar days of
                   their original identification, or such
                   other number of days specified in the
                   transaction agreements.

                   Investor Remittances and Reporting

1122(d)(3)(i)    - Reports to investors, including those
                   to be filed with the Commission, are
                   maintained in accordance with the
                   transaction agreements and applicable
                   Commission requirements. Specifically,
                   such reports:
                   (A) Are prepared in accordance with               X
                   timeframes and other terms set forth in
                   the transaction agreements;
                   (B) Provide information calculated in             X
                   accordance with the terms specified in
                   the transaction agreements;
                   (C) Are filed with the Commission as                                 X
                   required by its rules and regulations;
                   and
                   (D) Agree with investors' or the                  X
                   trustee's records as to the total unpaid
                   principal balance and number of pool
                   assets serviced by the servicer.

1122(d)(3)(ii)   - Amounts due to investors are allocated            X
                   and remitted in accordance with
                   timeframes, distribution priority and
                   other terms set forth in the transaction
                   agreements.

1122(d)(3)(iii)  - Disbursements made to an investor are             X
                   posted within two business days to the
                   servicer's investor records, or such other
                   number of days specified in the transaction
                   agreements.

1122(d)(3)(iv)   - Amounts remitted to investors per the             X
                   investor reports agree with cancelled
                   checks, or other form of payment, or
                   custodial bank statements.

                   Pool Asset Administration

1122(d)(4)(i)    - Collateral or security on pool assets             X
                   is maintained as required by the
                   transaction agreements or related pool
                   asset documents.

1122(d)(4)(ii)   - Pool assets and related documents are             X
                   safeguarded as required by the
                   transaction agreements.

1122(d)(4)(iii)  - Any additions, removals, or                       X
                   substitutions to the asset pool are made,
                   reviewed, and approved in accordance with
                   any conditions or requirements in the
                   transaction agreements.

1122(d)(4)(iv)   - Payments on pool assets, including any            X
                   payoffs, made in accordance with the
                   related pool asset documents are posted
                   to the applicable servicer's obligor
                   records maintained no more than two
                   business days after receipt, or such
                   other number of days specified in the
                   transaction agreements, and allocated to
                   principal, interest, or other

(page)

                   items (e.g., escrow) in accordance
                   with the related pool asset documents.

1122(d)(4)(v)    - The servicer's records regarding the              X
                   pool assets agree with the servicer's
                   records with respect to an obligor's
                   unpaid principal balance.

1122(d)(4)(vi)   - Changes with respect to the terms or              X
                   status of an obligor's pool asset (e.g.,
                   loan modifications or re-agings) are
                   made, reviewed and approved by authorized
                   personnel in accordance with the
                   transaction agreements and related pool
                   asset documents.

1122(d)(4)(vii)  - Loss mitigation or recovery actions               X
                   (e.g., forbearance plans, modifications
                   and deeds in lieu of foreclosure,
                   foreclosures and repossessions, as
                   applicable) are initiated, conducted, and
                   concluded in accordance with
                   the timeframes or other requirements
                   established by the transaction
                   agreements.

1122(d)(4)(viii) - Records documenting collection efforts            X
                   are maintained during the period a pool
                   asset is delinquent in accordance with
                   the transaction agreements. Such records
                   are maintained on at least a monthly
                   basis, or such other period specified in
                   the transaction agreements, and describe
                   the entity's activities in monitoring
                   delinquent pool assets including, for
                   example, phone calls, letters, and
                   payment rescheduling plans in cases where
                   delinquency is deemed temporary (e.g.,
                   illness or unemployment).

1122(d)(4)(ix)   - Adjustments to interest rates or rates            X
                   of return for pool assets with variable
                   rates are computed based on the related
                   pool asset documents.

1122(d)(4)(x)    - Regarding any funds held in trust for
                   an obligor (such as escrow accounts):
                   (A) Such funds are analyzed, in                                      X
                   accordance with the obligor's pool asset
                   documents, on at least an annual basis,
                   or such other period specified in the
                   transaction agreements;
                   (B) Interest on such funds is paid, or                               X
                   credited, to obligors in accordance with
                   applicable pool asset documents and
                   state laws; and
                   (C) Such funds are returned to the                                   X
                   obligor within 30 calendar days of full
                   repayment of the related pool asset, or
                   such other number of days specified in
                   the transaction agreements.

1122(d)(4)(xi)   - Payments made on behalf of an obligor                                X
                   (such as tax or insurance payments) are
                   made on or before the related penalty or
                   expiration dates, as indicated on the
                   appropriate bills or notices for such
                   payments, provided that such support has
                   been received by the servicer at least 30
                   calendar days prior to these dates, or
                   such other number of days specified in
                   the transaction agreements.

(page)

1122(d)(4)(xii)  - Any late payment penalties in                                        X
                   connection with any payment to be made on
                   behalf of an obligor are paid from the
                   servicer's funds and not charged to the
                   obligor, unless the late payment was due
                   to the obligor's error or omission.

1122(d)(4)(xiii) - Disbursements made on behalf of an                                   X
                   obligor are posted within two business
                   days to the obligor's records maintained
                   by the servicer, or such other number of
                   days specified in the transaction
                   agreements.

1122(d)(4)(xiv)  - Delinquencies, charge-offs, and                   X
                   uncollectible accounts are recognized and
                   recorded in accordance with the
                   transaction agreements.

1122(d)(4)(xv)   - Any external enhancement or other                                    X
                   support identified in Item
                   1114(a)(1) through (3) or Item 1115 of
                   this Regulation AB, is maintained as set
                   forth in the transaction agreements.






EX-33 (k)
(logo) REGULUS


Report on Assessment of Compliance with Regulation AB Servicing Criteria

1. Pursuant to Subpart 229.1100 - Asset Backed Securities, 17 C.F.R. section
   229. 1100-229.1123 ("Regulation AB"), Regulus Group LLC, for itself and its wholly-owned subsidiaries (individually and collectively "Regulus"), is responsible for assessing its compliance with the servicing criteria applicable to the remittance processing services it provides to customers who are issuers or servicers of asset backed securities transactions and who have requested confirmation of Regulus' compliance in connection with loan and/or receivables portfolios that include pool assets for asset backed securities transactions (the "Platform"). Remittance processing is a service whereby check payments that are remitted by mail to a post office box are collected, processed through a highly automated data capture system, and prepared for deposit to a bank account held by the beneficiary of the payment.

2. The servicing criteria set forth in Item 1122(d) of Regulation AB were used in Regulus' assessment of compliance. Regulus has concluded that the servicing criteria set forth in Items 1122(d)(2)(i) and 1122(d)(4)(iv) of Regulation AB are applicable to the servicing activities it performs with respect to the Platform (such criteria the "Applicable Servicing Criteria"). Regulus has concluded that the remainder of the servicing criteria set forth in Item 1122(d) of Regulation AB are inapplicable to the activities it performs with respect to the Platform because Regulus does not participate in the servicing activities referenced by such servicing criteria.

3. As of and for the year ending December 31, 2006, Regulus has complied in all material respects with the Applicable Servicing Criteria set forth in Item 1122(d) of Regulation AB.

4. KPMG LLP, a registered public accounting firm, has issued an attestation report on Regulus' assessment of compliance with the Applicable Servicing Criteria as of and for the year ending December 31, 2006. A copy of that attestation report is attached hereto as Exhibit A.


/s/ Kimberlee Clark
Kimberlee Clark
Chief Financial Officer

February 22, 2007


860 LATOUR COURT | NAPA, CA | 94558 | TEL: 707.254.4000 | FAX: 707.254.4070
| REGULU5GROUP.COM





EX-33 (l)
Securities Servicing
The Bank of New York
101 Barclay Street
New York, NY 10286


(logo) The BANK
of NEW YORK

ASSERTION OF COMPLIANCE WITH APPLICABLE SERVICING
CRITERIA


The Bank of New York and The Bank of New York Trust Company, N.A.(collectively, the "Company") provides this platform-level assessment of compliance with the servicing criteria specified in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission.

Management has determined that the following servicing criteria are applicable in regards to the following servicing platform for the following period:

Platform: Publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities and other mortgage-related asset-backed securities issued on or after January 1, 2006 (and like-kind transactions issued prior to January 1, 2006) for which the Company provides trustee, securities administration, paying agent or custodial services. The platform includes like kind transactions for which the Company provided trustee, securities administrator, paying agent or custodial services as a result of the Company's acquisition as of October 1, 2006 of portions of JPMorgan Chase Bank, N.A.'s corporate trust business, including structured finance agency and trust transactions.

Applicable Servicing Criteria: All servicing criteria set forth in Item 1122(d), to the extent required by the related transaction agreements as to any transaction, except for the following criteria: 1122 (d) (1) (ii), (iii), (iv),
(4) (iv), (v), (vi), (vii), (viii), (ix), (x), (xi), (xii) and (xiii).

Period: Twelve months ended December 31, 2006.

With respect to the Platform and the Period, the Company provides the following assessment of compliance in respect of the Applicable Servicing Criteria:

* The Company is responsible for assessing its compliance with the Applicable Servicing Criteria.


1


(page)


* The Company has assessed compliance with the Applicable Servicing Criteria.

* As of December 31, 2006 and for the Period, the Company was in material compliance with the Applicable Servicing Criteria.


Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report with respect to the Company's foregoing assessment of compliance.


The Bank of New York
The Bank of New York Trust
Company, N.A.

/s/ Robert L. Griffin
Robert L. Griffin
Authorized Signer


The Bank of New York
The Bank of New York Trust
Company, N.A.

/s/ Patrick J. Tadie
Patrick J. Tadie
Authorized Signer

March 1, 2007


2





EX-33 (m)
Wachovia Mortgage Corporation
401 South Tryon Street, 22nd Floor
Charlotte, NC 28288


(logo)
WACHOVIA

Management Assessment

Wachovia Mortgage Corporation (the "Company") is responsible for assessing compliance with the applicable servicing criteria set forth in Item 1122(d) of Regulation AB of the Securities and Exchange Commission relating to the servicing of asset-based securities transactions involving first lien mortgage loans (the Platform) as of and for the period ended December 31, 2006 except for servicing criteria 1122(d)(1)(iii), 1122(d)(3)(i)(A), 1122(d)(3)(i)(B),
1122(d)(3)(i)(C), 1122(d)(3)(i)(D), 1122(d)(3)(ii), 1122(d)(3)(iii),
1122(d)(3)(iv), 1122(d)(4)(ii), 1122(d)(4)(xi), 1122(d)(4)(xii),
1122(d)(4)(xiii), and 1122(d)(4)(xv), which the Company has determined are not applicable to the activities it performs with respect to the Platform. With respect to servicing criteria 1122(d)(2)(i) and 1122(d)(4)(iv), management has engaged a vendor to perform the activities required by these servicing criteria. The Company's management has determined that the vendor is not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company's management has elected to take responsibility for assessing compliance with the servicing criteria applicable to the vendor as permitted by Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, management has asserted that it has policies and procedure in place designed to provide reasonable assurance that the vendor's activities comply in all material respects with the servicing criteria applicable to the vendor. The Company's management is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendor and related criteria. Exhibit A identifies the individual asset-backed transactions defined by management as constituting the Platform.

The Company's management has assessed the effectiveness of the Company's compliance with the applicable servicing criteria as of and for the period ended December 31, 2006. In making this assessment, management used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB. (Exhibit B)

Based on such assessment, management believes that, as of and for the period ended December 31, 2006, the Company has complied in all material respects with the servicing criteria set forth in Item 1122(d) of Regulation AB of the Securities and Exchange Commission relating to the servicing of the Platform.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to management's assessment of compliance with the applicable servicing criteria as of and for the period ended December 31, 2006. (Exhibit
C).

February 27, 2007

/s/ Timothy Schuck
Timothy Schuck
Senior Vice-President
2/27/07
Date


(page)


EXHIBIT A

CSMC 2006-1
CWMBS 2006-J1
MSM 2006-2
CSMC 2006-2
MSM 2006-3AR
MSM 2006-5AR
BSALTA 2006-2
CSMC 2006-3
MSM 2006-6AR
BSABS I 2006-AC3
MSM 2006-7
MSM 2006-8AR
GSR 2006-5F
PRIME 2006-1
GSR 2006-6F
MALT 2006-3
MSM 2006-9AR
NAAC 2006-AF2
CSMC 2006-7
GSAA 2006-14
MSM 2006-13ARX
CSAB 06-2
GSAA 2006-16
CSMC 2006-8
NAAC 2006-AR3
CSMC 2006-9
MSM 2006-17XS
NAAC 2006-AR4
GSAA 2006-19
HALO 2006-2
GSAA 2006-20


(page)


EXHIBIT B



                                                                                                                   INAPPLICABLE
                                                                                          APPLICABLE                  SERVICING
                            SERVICING CRITERIA                                         SERVICING CRITERIA              CRITERIA

                                                                                   Performed       Performed
Reference                       Criteria                                              by              by
                                                                                    Company         Vendor

                        General Servicing Conditions

1122(d)(1)(i)    Policies and procedures are instituted to monitor any performance
                 or other triggers and events of default in accordance with the        X
                 transaction agreements.

1122(d)(1)(ii)   If any material servicing activities are outsourced to third
                 parties, policies and procedures are instituted to monitor the        X
                 third party's performance and compliance with such servicing activities.

1122(d)(1)(iii)  Any requirements in the transaction agreements to maintain a                                             X
                 back-up servicer for the mortgage loans are maintained.

1122(d)(1)(iv)   A fidelity bond and errors and omissions policy is in effect on the party participating in the servicing function throughout the
                 reporting period in the amount of coverage required by and            X
                 otherwise in accordance with the terms of the transaction
                 agreements.

                        Cash Collection and Administration

1122(d)(2)(i)    Payments on mortgage loans are deposited into the appropriate
                 custodial bank accounts and related bank clearing accounts no         X               X(1)
                 more than two business days following receipt, or such other number of days specified in the transaction agreements.

1122(d)(2)(ii)   Disbursements made via wire transfer on behalf of an obligor or       X
                 to an investor are made only by authorized personnel.

1122(d)(2)(iii)  Advances of funds or guarantees regarding collections, cash
                 flows or distributions, and any interest or other fees charged        X
                 for such advances, are made, reviewed and approved as specified in the transaction agreements.

1122(d)(2)(iv)   The related accounts for the transaction, such as cash reserve accounts or accounts established as a form of overcollateralization,  X are separately maintained (e.g., with respect to commingling of cash) as set forth in the transaction agreements.

1122(d)(2)(v)    Each custodial account is maintained at a federally insured depository institution as set forth in the transaction agreements.
                 For purposes of this criterion, "federally insured depository         X
                 institution" with respect to a foreign financial institution means a foreign financial institution that meets the requirements of
                 Rule 13k-1(b)(1) of the Securities Exchange Act.

1122(d)(2)(vi)   Unissued checks are safeguarded so as to prevent unauthorized         X
                 access.


(page)



                                                                                                                  INAPPLICABLE
                                                                                          APPLICABLE                  SERVICING
                            SERVICING CRITERIA                                         SERVICING CRITERIA              CRITERIA

                                                                                   Performed       Performed
Reference                       Criteria                                              by              by
                                                                                    Company         Vendor

1122(d)(2)(vii)  Reconciliations are prepared on a monthly basis for all asset-backed securities related bank accounts, including
                 custodial accounts and related bank clearing accounts. These reconciliations are (A) mathematically accurate; (B) prepared within 30 calendar days after the bank statement cutoff date,
                 or such other number of days specified in the transaction             X
                 agreements; (C) reviewed and approved by someone other than the person who prepared the reconciliation; and (D) contain
                 explanations for reconciling items. These reconciling items are resolved within 90 calendar days of their original identification, or such other number of days specified in the transaction
                 agreements.

                        Investor Remittances and Reporting

1122(d)(3)(i)(A) Reports to investors, including those to be filed with the
                 Commission, are maintained in accordance with the transaction
                 agreements and applicable Commission requirements. Specifically,                                         X(2)
                 such reports (A) are prepared in accordance with timeframes and other terms set forth in the transaction agreements;

1122(d)(3)(i)(B) (B) provide information calculated in accordance with the terms                                          X(2)
                 specified in the transaction agreements;

1122(d)(3)(i)(C) (C) are filed with the Commission as required by its rules and                                           X
                 regulations; and

1122(d)(3)(i)(D) (D) agree with investors' or the trustee's records as to the
                 total unpaid principal balance and number of mortgage loans                                              X(2)
                 serviced by the Servicer.

1122(d)(3)(ii)   Amounts due to investors are allocated and remitted in accordance
                 with timeframes, distribution priority and other terms set forth                                         X(2)
                 in the transaction agreements.

1122(d)(3)(iii)  Disbursements made to an investor are posted within two business
                 days to the Servicer's investor records, or such other number                                            X(2)
                 of days specified in the transaction agreements.

1122(d)(3)(iv)   Amounts remitted to investors per the investor reports agree with
                 cancelled checks, or other form of payment, or custodial bank                                            X(2)
                 statements.

                         Pool Asset Administration

1122(d)(4)(i)    Collateral or security on mortgage loans is maintained as required
                 by the transaction agreements or related mortgage loan documents.     X(3)                               X(4)

1122(d)(4)(ii)   Mortgage loan and related documents are safeguarded as required                                          X(4)
                 by the transaction agreements

1122(d)(4)(iii)  Any additions, removals or substitutions to the asset pool are
                 made, reviewed and approved in accordance with any conditions or      X
                 requirements in the transaction agreements.

1122(d)(4)(iv)   Payments on mortgage loans, including any payoffs, made in accordance with the related mortgage loan documents are posted to the Servicer's obligor records maintained no more than two
                 business days after receipt, or such other number of days             X               X(1)
                 specified in the transaction agreements, and allocated to
                 principal, interest or other items (e.g., escrow) in accordance with the related mortgage loan documents.

1122(d)(4)(v)    The Servicer's records regarding the mortgage loans agree with the
                 Servicer's records with respect to an obligor's unpaid principal      X
                 balance.

1122(d)(4)(vi)   Changes with respect to the terms or status of an obligor's
                 mortgage loans (e.g., loan modifications or re-agings) are made,      X
                 reviewed and approved by authorized personnel in accordance with the transaction agreements and related pool asset documents.



(page)



                                                                                                                  INAPPLICABLE
                                                                                          APPLICABLE                  SERVICING
                            SERVICING CRITERIA                                         SERVICING CRITERIA              CRITERIA

                                                                                   Performed       Performed
Reference                       Criteria                                              by              by
                                                                                    Company         Vendor

1122(d)(4)(vii)  Loss mitigation or recovery actions (e.g., forbearance plans, modifications and deeds in lieu of foreclosure, foreclosures
                 and repossessions, as applicable) are initiated, conducted and        X
                 concluded in accordance with the timeframes or other
                 requirements established by the transaction agreements.

1122(d)(4)(viii) Records documenting collection efforts are maintained during the period a mortgage loan is delinquent in accordance with the transaction agreements. Such records are maintained on at least a monthly basis, or such other period specified in the
                 transaction agreements, and describe the entity's activities in       X
                 monitoring delinquent mortgage loans including, for example, phone calls, letters and payment rescheduling plans in cases where delinquency is deemed temporary (e.g., illness or
                 unemployment).

1122(d)(4)(ix)   Adjustments to interest rates or rates of return for mortgage
                 loans with variable rates are computed based on the related           X
                 mortgage loan documents.

1122(d)(4)(x)    Regarding any funds held in trust for an obligor (such as escrow accounts): (A) such funds are analyzed, in accordance with the obligor's mortgage loan documents, on at least an annual basis, or such other period specified in the transaction agreements;
                 (B) interest on such funds is paid, or credited, to obligors in       X
                 accordance with applicable mortgage loan documents and state laws; and (C) such funds are returned to the obligor within
                 30 calendar days of full repayment of the related mortgage loans, or such other number of days specified in the
                 transaction agreements.

1122(d)(4)(xi)   Payments made on behalf of an obligor (such as tax or insurance payments) are made on or before the related penalty or
                 expiration dates, as indicated on the appropriate bills or
                 notices for such payments, provided that such support has been                                           X(5)
                 received by the servicer at least 30 calendar days prior to these dates, or such other number of days specified in the transaction agreements.

1122(d)(4)(xii)  Any late payment penalties in connection with any payment to be
                 made on behalf of an obligor are paid from the Servicer's funds                                          X(5)
                 and not charged to the obligor, unless the late payment was due to the obligor's error or omission.

1122(d)(4)(xiii) Disbursements made on behalf of an obligor are posted within
                 two business days to the obligor's records maintained by the                                             X(5)
                 Servicer, or such other number of days specified in the
                 transaction agreements.

1122(d)(4)(xiv)  Delinquencies, charge-offs and uncollectible accounts are
                 recognized and recorded in accordance with the transaction            X
                 agreements.

1122(d)(4)(xv)   Any external enhancement or other support, identified in Item
                 1114(a)(1) through (3) or Item 1115 of Regulation AB, is                                                 X
                 maintained as set forth in the transaction agreements.



(page)


Footnote 1 - Payments on mortgage loans received via a lockbox are collected by a vendor who deposits the funds into the appropriate custodial bank clearing account no more than two business days following receipt, or such other number of days specified in the transaction agreements.

Footnote 2 - Per SEC Telephone Interpretation 11.03, the Company provides information to another servicer (the Master Servicer) that enables the other party to complete its duties under the transaction agreement. The information conveyed to the Master Servicer by the Company is generated by servicing activities that fall under particular criterion in Regulation AB Item 1122
(d)(4), Pool Asset Administration. As such, Management's Assessment addresses the accurate conveyance of the information as part of the applicable Regulation AB Item 1122(d)(4), Pool Asset Administration, criteria.

Footnote 3 - The Company did not own the pool assets when they were placed into a transaction included in the Platform. The Company originated the pool assets in the Platform and sold the pool assets to third parties servicing retained. These third parties subsequently securitized the pool assets. As part of the sale agreement representations and warranties, the Company was responsible for perfection of the mortgage. Per the servicing activities related to this criterion, as outlined in SEC Telephone Interpretation 11.04, the Company's Management Assessment only includes the mortgage perfection servicing activity.

Footnote 4 - The Company did not own the pool asset when it was placed into a transaction included in the Platform. A third party owner of the pool asset is responsible for the maintenance and safeguarding of the collateral, security, mortgage loan and related documents. As such, these criteria are inapplicable servicing criteria to the Company.

Footnote 5 - The Company has outsourced these servicing criteria to vendors who are providing their own management assessment of the relevant criteria.





EX-33 (n)
(logo) WELLS FARGO HOME MORTGAGE

Wells Fargo Home Mortgage
One Home Campus
Des Moines, IA 50328-0001

YourWellsFargoMortgage.com


Wells Fargo Bank, N.A.

2006 Certification Regarding Compliance with Applicable Servicing Criteria


1. Wells Fargo Bank, N.A. (the "Servicer") is responsible for assessing its compliance with the servicing criteria applicable to it under paragraph (d) of Item 1122 of Regulation AB as set forth in Exhibit A hereto in connection with the primary servicing of residential mortgage loans by its Wells Fargo Home Mortgage division, other than the servicing of such loans for Freddie Mac, Fannie Mae, Ginnie Mae, state and local government bond programs, or a Federal Home Loan Bank (the servicing "Platform");

2. The Servicer has engaged certain vendors (the "Vendors") to perform specific, limited or scripted activities as of and for the year ended December 31, 2006, and the Servicer has elected to take responsibility for assessing compliance with the servicing criteria or portion of the servicing criteria applicable to such Vendors as set forth in Exhibit A hereto, with the exception of those Vendors that have provided their own report on assessment of compliance with servicing criteria, which reports are attached hereto as Exhibit D;

3. Except as set forth in paragraph 4 below, the Servicer used the criteria set forth in paragraph (d) of Item 1122 of Regulation AB to assess the compliance with the applicable servicing criteria;

4. The criteria identified as Inapplicable Servicing Criteria on Exhibit A hereto are inapplicable to the Servicer based on the activities it performs with respect to its Platform;

5. The Servicer has complied, in all material respects, with the applicable servicing criteria as of and for the year ended December 31, 2006, except as described on Exhibit B hereto;

6. The Servicer has not identified and is not aware of any material instance of noncompliance by the Vendors with the applicable servicing criteria as of and for the year ended December 31, 2006;

7. The Servicer has not identified any material deficiency in its policies and procedures to monitor the compliance by the Vendors with the applicable servicing criteria for the year ended December 31, 2006; and

8. KPMG LLP, a registered public accounting firm, has issued an attestation report on the Servicer's assessment of compliance with the applicable servicing criteria as of and for the year ended December 31, 2006, which attestation report is included on Exhibit C attached hereto.

March 1, 2007

WELLS FARGO BANK, N.A.

By:  /s/ Mary C. Coffin
Mary C. Coffin
Executive Vice President


Wells Fargo Home Mortgage
is a division of Wells Fargo Bank, N.A.


(page)


EXHIBIT A
to
Wells Fargo Bank, N.A.'s
2006 Certification Regarding Compliance With Applicable Servicing Criteria


                                 Servicing Criteria                                          Applicable Servicing       Inapplicable
                                                                                                  Criteria                Servicing
                                                                                                                          Criteria
Reference                                  Criteria                                     Performed           Performed
                                                                                           by                   by
                                                                                        Servicer            Vendor(s)

General Servicing Considerations

                 Policies and procedures are instituted to monitor any performance or       X
                 other triggers and events of default in accordance with the
1122(d)(1)(i)    transaction agreements.

                 If any material servicing activities are outsourced to third parties,      X
                 policies and procedures are instituted to monitor the third party's
1122(d)(1)(ii)   performance and compliance with such servicing activities.

                 Any requirements in the transaction agreements to maintain a back-up                                         X
1122(d)(1)(iii)  servicer for the mortgage loans are maintained.

                 A fidelity bond and errors and omissions policy is in effect on the        X
                 party participating in the servicing function throughout the reporting period in the amount of coverage required by and otherwise in
1122(d)(1)(iv)   accordance with the terms of the transaction agreements.

Cash Collection and Administration

                 Payments on mortgage loans are deposited into the appropriate              X^1                  X^2
                 custodial bank accounts and related bank clearing accounts no more than two business days following receipt, or such other number of
1122(d)(2)(i)    days specified in the transaction agreements.

                 Disbursements made via wire transfer on behalf of an obligor or to an      X
1122(d)(2)(ii)   investor are made only by authorized personnel.

                 Advances of funds or guarantees regarding collections, cash flows or       X
                 distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the
1122(d)(2)(iii)  transaction agreements.

                 The related accounts for the transaction, such as cash reserve             X
                 accounts or accounts established as a form of overcollateralization are separately maintained (e.g., with respect to commingling of cash)
1122(d)(2)(iv)   as set forth in the transaction agreements.

                 Each custodial account is maintained at a federally insured                X
                 depository institution as set forth in the transaction agreements.
                 For purposes of this criterion, "federally insured depository institution" with respect to a foreign financial institution means a foreign financial institution that meets the requirements of Rule
1122(d)(2)(v)    13k-1(b)(1) of the Securities Exchange Act.

1122(d)(2)(vi)   Unissued checks are safeguarded so as to prevent unauthorized access.      X^3                  X^4


(page)


                                 Servicing Criteria                                          Applicable Servicing       Inapplicable
                                                                                                  Criteria                Servicing
                                                                                                                          Criteria
Reference                                  Criteria                                     Performed           Performed
                                                                                           by                   by
                                                                                        Servicer            Vendor(s)

                 Reconciliations are prepared on a monthly basis for all asset-backed       X
                 securities related bank accounts, including custodial accounts and related bank clearing accounts. These reconciliations are (A)
                 mathematically accurate; (B) prepared within 30 calendar days after the bank statement cutoff date, or such other number of days specified in the transaction agreements; (C) reviewed and approved by someone other than the person who prepared the reconciliation, and
                 (D) contain explanations for reconciling items. These reconciling items are resolved within 90 calendar days of their original identification, or such other number of days specified in the
1122(d)(2)(vii)  transaction agreements.

Investor Remittances and Reporting

                 Reports to investors, including those to be filed with the                 X
                 Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, such reports (A) are prepared in accordance with timeframes and other terms set forth in the transaction agreements; (B) provide information calculated in accordance with the terms specified in the transaction agreements; (C) are filed with the Commission as required by its rules and regulations; and (D) agree with investors' or the trustee's records as to the total unpaid principal balance and number
1122(d)(3)(i)    of mortgage loans serviced by the Servicer.

                 Amounts due to investors are allocated and remitted in accordance          X
                 with timeframes, distribution priority and other terms set forth in
1122(d)(3)(ii)   the transaction agreements.

                 Disbursements made to an investor are posted within two business days      X
                 to the Servicer's investor records, or such other number of days
1122(d)(3)(iii)  specified in the transaction agreements.

                 Amounts remitted to investors per the investor reports agree with          X
                 cancelled checks, or other form of payment, or custodial bank
1122(d)(3)(iv)   statements.

Pool Asset Administration

                 Collateral or security on mortgage loans is maintained as required by      X
1122(d)(4)(i)    the transaction agreements or related mortgage loan documents.

                 Mortgage loan and related documents are safeguarded as required by         X
1122(d)(4)(ii)   the transaction agreements.

                 Any additions, removals or substitutions to the asset pool are made        X
                 reviewed and approved in accordance with any conditions or
1122(d)(4)(iii)  requirements in the transaction agreements.

                 Payments on mortgage loans, including any payoffs, made in                 X^5                  X^6
                 accordance with the related mortgage loan documents are posted to the
                 Servicer's obligor records maintained no more than two business days after receipt, or such other number of days specified in the transaction agreements, and allocated to principal, interest or other items (e.g., escrow) in accordance with the related mortgage loan
1122(d)(4)(iv)   documents.

                 The Servicer's records regarding the mortgage loans agree with the         X
                 Servicer's records with respect to an obligor's unpaid principal
1122(d)(4)(v)    balance.

                 Changes with respect to the terms or status of an obligor's mortgage       X
                 loans (e.g., loan modifications or re-agings) are made, reviewed and approved by authorized personnel in accordance with the
1122(d)(4)(vi)   transaction agreements and related pool asset documents.


(page)


                                 Servicing Criteria                                          Applicable Servicing       Inapplicable
                                                                                                  Criteria                Servicing
                                                                                                                          Criteria
Reference                                  Criteria                                     Performed           Performed
                                                                                           by                   by
                                                                                        Servicer            Vendor(s)

                 Loss mitigation or recovery actions (e.g., forbearance plans,              X
                 modifications and deeds in lieu of foreclosure, foreclosures and repossessions, as applicable) are initiated, conducted and concluded in accordance with the timeframes or other requirements established
1122(d)(4)(vii)  by the transaction agreements.

                 Records documenting collection efforts are maintained during the           X
                 period a mortgage loan is delinquent in accordance with the transaction agreements. Such records are maintained on at least a monthly basis, or such other period specified in the transaction agreements, and describe the entity's activities in monitoring delinquent mortgage loans including, for example, phone calls, letters and payment rescheduling plans in cases where delinquency is
1122(d)(4)(viii) deemed temporary (e.g., illness or unemployment).

                 Adjustments to interest rates or rates of return for mortgage loans        X
                 with variable rates are computed based on the related mortgage loan
1122(d)(4)(ix)   documents.

                 Regarding any funds held in trust for an obligor (such as escrow           X
                 accounts): (A) such funds are analyzed, in accordance with the obligor's mortgage loan documents, on at least an annual basis, or such other period specified in the transaction agreements; (B)
                 interest on such funds is paid, or credited to obligors in accordance with applicable mortgage loan documents and state laws;
                 and (C) such funds are returned to the obligor within 30 calendar days of full repayment of the related mortgage loans, or such other
1122(d)(4)(x)    number of days specified in the transaction agreements.

                 Payments made on behalf of an obligor (such as tax or insurance            X^7                  X^8
                 payments) are made on or before the related penalty or expiration dates, as indicated on the appropriate bills or notices for such payments, provided that such support has been received by the servicer at least 30 calendar days prior to these dates, or such
1122(d)(4)(xi)   other number of days specified in the transaction agreements.

                 Any late payment penalties in connection with any payment to be made       X
                 on behalf of an obligor are paid from the Servicer's funds and not charged in the obligor, unless the late payment was due to the
1122(d)(4)(xii)  obligor's error or omission.

                 Disbursements made on behalf of an obligor are posted within two           X^9                  X^10
                 business days to the obligor's records maintained by the servicer, or
1122(d)(4)(xiii) such other number of days specified in the transaction agreements.

                 Delinquencies, charge-offs and uncollectible accounts are recognized       X
1122(d)(4)(xiv)  and recorded in accordance with the transaction agreements.

                 Any external enhancement or other support, identified in Item                                                X
                 1114(a)(1) through (3) or Item 1115 of Regulation AB, is maintained
1122(d)(4)(xv)   as set forth in the transaction agreements.


1 A portion of this servicing criteria is performed by a vendor, as set forth in footnote 2 below.
2 A lockbox vendor receives payments, creates transaction files, deposits checks, reconciles files to deposits and transmits the transaction files to Wells Fargo. See Exhibit D.
3 A portion of this servicing criteria is performed by vendors, as set forth in footnote 4 below.
4 Insurance vendors prepare and safeguard checks on behalf of Wells Fargo. As to one such vendor, see Exhibit D.
5 A portion of this servicing criteria is performed by a vendor, as set forth in footnote 6 below.
6 A lockbox vendor receives payments, creates transaction files, deposits checks, reconciles files to deposits and transmits the transaction files to Wells Fargo. See Exhibit D.
7 A portion of this servicing criteria is performed by vendors, as set forth in footnote 8 below.
8 Insurance vendors obtain renewal invoices, create disbursement transactions and submit payments to payees. As to one such vendor, see Exhibit D.
9 A portion of this servicing criteria is performed by one or more vendors, as set forth in footnote 10 below.
10 Insurance vendors obtain renewal invoices, create disbursement transactions and submit payments to payees.
As to one such vendor, see Exhibit D.




(page)


EXHIBIT B
to
Wells Fargo Bank, N.A.'s
2006 Certification Regarding Compliance With Applicable Servicing Criteria

Wells Fargo Bank, N.A. ("Wells Fargo") acknowledges the following material instances of noncompliance with the applicable servicing criteria:

1. 1122(d)(3)(i) - Delinquency Reporting - For certain loans sub-serviced by Wells Fargo or for which servicing rights were acquired on a bulk-acquisition basis, Wells Fargo determined that it provided incomplete data to some third parties who use such data to calculate delinquency ratios and determine the status of loans with respect to bankruptcy, foreclosure or real estate owned. The incomplete reporting only affected securitizations that included delinquent loans. Instead of the actual due date being provided for use in calculating delinquencies, the date of the first payment due to the security was provided. Wells Fargo subsequently included additional data in the monthly remittance reports, providing the actual borrower due date and unpaid principal balance, together with instructions to use these new fields if such monthly remittance reports are used to calculate delinquency ratios.

2. 1122(d)(4)(vii) - Notification of Intent to Foreclose - Wells Fargo determined that, as required by certain servicing agreements, it did not provide investors with prior notification of intent to foreclose. While investors received monthly delinquency status reports that listed loans in foreclosure, such reports were received after such loans had been referred to an attorney. A new process is being implemented to send such notifications if contractually required, unless an investor opts out in writing.


(page)


EXHIBIT C
to
Wells Fargo Bank, N.A.'s
2006 Certification Regarding Compliance With Applicable Servicing Criteria


Report or Independent Registered Public Accounting Firm


(page)


EXHIBIT D
to
Wells Fargo Bank, N.A.'s
2006 Certification Regarding Compliance With Applicable Servicing Criteria


Vendors' Reports on Assessment of Compliance With Servicing Criteria





EX-33 (o)
(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

Corporate Trust Services division of Wells Fargo Bank, National Association (the "Company") provides this assessment of compliance with the following applicable servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. Management has determined that the servicing criteria are applicable in regards to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the "Platform").

Applicable Servicing Criteria: All servicing criteria set forth in Item 1122(d), to the extent required in the related transaction agreements or required by the
Item 1122(d) servicing criteria in regards to the activities performed by the Company, except for the following criteria: 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v), 1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x),
1122(d)(4)(xi), 1122(d)(4)(xii) and 1122(d)(4)(xiii), which management has determined are not applicable to the activities the Company performs with respect to the Platform (the "Applicable Servicing Criteria").

Period: Twelve months ended December 31, 2006 (the "Period").

Third parties classified as vendors: With respect to servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to handle certain Uniform Commercial Code filing functions required by the servicing criteria ("vendors"). The Company has determined that none of the vendors is a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company elects to take responsibility for assessing compliance with the portion of the servicing criteria applicable to each vendor as permitted by Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). The Company has policies and procedures in place to provide reasonable assurance that each vendor's activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria.

With respect to the Platform and the Period, the Company provides the following assessment of compliance with respect to the Applicable Servicing Criteria:

1. The Company is responsible for assessing its compliance with the Applicable Servicing Criteria.

2. The Company has assessed compliance with the Applicable Servicing Criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as described above, as of and for the Period. In performing this assessment, management used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Other than as identified on Schedule A hereto, as of and for the Period, the Company was in material compliance with the Applicable Servicing Criteria. Any material instances of noncompliance by a vendor of which the Company is aware and any material deficiency in the Company's policies and procedures to monitor vendors' compliance that the Company has identified is specified on Schedule A hereto.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the Company's foregoing assessment of compliance as of and for the Period.

WELLS FARGO BANK, NATIONAL ASSOCIATION

By:/s/ Brian Bartlett
Brian Bartlett

Its:   Executive Vice President

Dated: March 1, 2007


(page)


(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

Schedule A

Material Instances of Noncompliance by the Company

1122(d)(3)(i)- Delinquency Reporting - During the reporting period, certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets, which errors may or may not have been material. All such errors were the result of data processing errors and/or the mistaken interpretation of data provided by other parties participating in the servicing function. All necessary adjustments to data processing systems and/or interpretive clarifications have been made to correct those errors and to remedy related procedures.

Material instances of Noncompliance by any Vendor

NONE

Material Deficiencies In Company's Policies and Procedures to Monitor Vendors' Compliance

NONE





EX-33 (p)
(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

Corporate Trust Services division of Wells Fargo Bank, National Association (the "Company") provides this assessment of compliance with the following applicable servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. Management has determined that the servicing criteria are applicable in regards to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the "Platform").

Applicable Servicing Criteria: All servicing criteria set forth in Item 1122(d), to the extent required in the related transaction agreements or required by the
Item 1122(d) servicing criteria in regards to the activities performed by the Company, except for the following criteria: 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v), 1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x),
1122(d)(4)(xi), 1122(d)(4)(xii) and 1122(d)(4)(xiii), which management has determined are not applicable to the activities the Company performs with respect to the Platform (the "Applicable Servicing Criteria").

Period: Twelve months ended December 31, 2006 (the "Period").

Third parties classified as vendors: With respect to servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to handle certain Uniform Commercial Code filing functions required by the servicing criteria ("vendors"). The Company has determined that none of the vendors is a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company elects to take responsibility for assessing compliance with the portion of the servicing criteria applicable to each vendor as permitted by Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). The Company has policies and procedures in place to provide reasonable assurance that each vendor's activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria.

With respect to the Platform and the Period, the Company provides the following assessment of compliance with respect to the Applicable Servicing Criteria:

1. The Company is responsible for assessing its compliance with the Applicable Servicing Criteria.

2. The Company has assessed compliance with the Applicable Servicing Criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as described above, as of and for the Period. In performing this assessment, management used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Other than as identified on Schedule A hereto, as of and for the Period, the Company was in material compliance with the Applicable Servicing Criteria. Any material instances of noncompliance by a vendor of which the Company is aware and any material deficiency in the Company's policies and procedures to monitor vendors' compliance that the Company has identified is specified on Schedule A hereto.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the Company's foregoing assessment of compliance as of and for the Period.

WELLS FARGO BANK, NATIONAL ASSOCIATION

By:/s/ Brian Bartlett
Brian Bartlett

Its:   Executive Vice President

Dated: March 1, 2007


(page)


(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

Schedule A

Material Instances of Noncompliance by the Company

1122(d)(3)(i)- Delinquency Reporting - During the reporting period, certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets, which errors may or may not have been material. All such errors were the result of data processing errors and/or the mistaken interpretation of data provided by other parties participating in the servicing function. All necessary adjustments to data processing systems and/or interpretive clarifications have been made to correct those errors and to remedy related procedures.

Material instances of Noncompliance by any Vendor

NONE

Material Deficiencies In Company's Policies and Procedures to Monitor Vendors' Compliance

NONE





EX-33 (q)
(logo) WELLS FARGO

Wells Fargo Bank, N.A.
Document Custody
1015 10th Avenue SE
Minneapolis, MN 55414


Appendix I


ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

Corporate Trust Services division of Wells Fargo Bank, National Association (the "Company") is responsible for assessing compliance with the servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. The Company has determined that the servicing criteria are applicable in regard to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities and commercial mortgage-backed securities issued on or after January 1, 2006, for which the Company provides document custody services, excluding any publicly issued transactions issued by any government sponsored entity (the "Platform").

Applicable Servicing Criteria: The servicing criteria set forth in Item 1122(d)(4)(i) and 1122(d)(4)(ii), in regard to the activities performed by the Company with respect to the Platform (the "Applicable Servicing Criteria"). The Company has determined that all other servicing criteria set forth in Item 1122(d) are not applicable to the Platform.

Period: Twelve months ended December 31, 2006 (the "Period").

With respect to the Platform, the Company provides the following assessment of compliance with respect to the Applicable Servicing Criteria:

1. The Company is responsible for assessing the Company's compliance with the Applicable Servicing Criteria as of and for the Period.

2. The Company has assessed compliance with the Applicable Servicing
Criteria. In performing this assessment, the Company used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Based on such assessment, as of and for the Period, the Company has complied, in all material respects with the Applicable Servicing Criteria.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the Company's assessment of compliance as of and for the Period.


WELLS FARGO BANK, NATIONAL ASSOCIATION

By: /s/ Shari L. Gillund
Shari L. Gillund

Its: Senior Vice President

Dated: March 1, 2007





EX-33 (r)
(logo) ZC STERLING
KEEPING YOU FIRST

ZC Sterling Corporation
210 Interstate North Parkway
Suite 400
Atlanta, GA 30339

Tel 770.690.8400
Fax 770.690.8240
http://www.zcsterling.com


Report on Assessment of Compliance with Securities and Exchange
Commission's Regulation AB Servicing Criteria

For the calendar year ending December 31 2006, or portion thereof (the "Period"), ZC Sterling Insurance Agency, Inc. ("ZCSIA") has been a subcontractor for Servicers identified in Appendix A.

The undersigned are Senior Vice Presidents of ZCSIA, have sufficient authority to make the statements contained in this Assertion and are responsible for assessing compliance with the servicing criteria applicable to ZCSIA. ZCSIA has used the servicing criteria communicated to ZCSIA by the Servicer to assess compliance with the applicable servicing criteria. Accordingly, servicing criteria 1122 (d) 1(iv), 1122 (d) 2(vi), 1122 (d) 4(xi), 1122 (d) 4(xii), and
1122 (d) 4(xiii) are applicable to the activities performed by ZCSIA with respect to the Platforms covered by this report. The remaining servicing criteria set forth in item 1122 (d) of the Securities and Exchange Commission's Regulation AB are not applicable to the activities performed by ZCSIA with respect to the Platform covered by this report. As a subcontractor for Servicer, ZCSIA has determined that it complied in all material respects with the servicing criteria listed below. ZCSIA engaged Ernst & Young, LLP ("E&Y"), a registered public accounting firm, to review ZCSIA's assessment, and E&Y has issued an attestation report on ZCSIA's assessment of compliance with the applicable servicing criteria for the Period.

1. ZCSIA maintained a fidelity bond and errors & omissions policy in effect on ZCSLA throughout the reporting period in the amount of coverage required by the transaction agreements between the Servicer and ZCSIA (1122(d)((1)(iv)).

2. To the extent that ZCSIA prints checks for Servicer or otherwise has Servicer's checks or check stock, unissued checks are safeguarded so as to prevent unauthorized access (1122(d)(2)(vi)). [AS OF DECEMBER 31, 2006, THIS PROVISION WILL APPLY ONLY FOR THE FOLLOWING SERVICERS: ABN Amro Mortgage Group, Inc, Option One Mortgage Corporation, Sun Trust Mortgage, Inc., HomEq Servicing Corporation, Wachovia Insurance Corporation, Wells Fargo Home Mortgage.


(page)


3. Payments made on behalf of Servicer's obligor for insurance premiums are made on or before the related penalty or expiration dates, as indicated on the appropriate bills or notices for such payments, provided that such support has been received by the Servicer at least thirty (30) calendar days prior to these dates, or such other number of days specified in the transaction agreements between Servicer and ZCSIA (1122(d)(4)(xi)).

4. Any late payment penalties in connection with any payment for insurance to be made on behalf of Servicer's obligor are paid from the Servicer's funds or ZCSIA's funds and not charged to Servicer's obligor, unless the late payment was due to the obligor's error or omission (1122(d)(4)(xii)).

5. File(s) provided to Servicer from which Servicer may make disbursements made on behalf of Servicer's obligor are provided to Servicer on an accurate and timely basis and the information thereon is subject to such controls as are specified in the transaction agreements between Servicer and ZCSIA (1122(d)(4)(xiii)).


Sincerely,
ZC STERLING INSURANCE AGENCY, INC.

By:    /s/ Arthur J. Castner
       Arthur J. Castner
Title: Senior Vice President - Hazard Operations
Date:  February 20, 2007
By:    /s/ James P. Novak
       James P. Novak
Title: Senior vice President & General Counsel
Date:  February 20, 2007


2


(page)


Appendix A
The following is a list of Clients serviced on the ZC Sterling Integrated Product Solution (ZIPS) Platform:

1. ABN Amro Mortgage Group, Inc.
2. Dovenmuehle Mortgage, Inc.
3. HomEq Servicing Corporation
4. Option One Mortgage Corporation
5. People's Choice Home Loan, Inc.
6. Sun Trust Mortgage, Inc.
7. Wachovia Insurance Agency (and its affiliates, including Wachovia Mortgage Corporation)
8. Wells Fargo Home Mortgage


3





EX-33 (s)
(logo) ZC STERLING

ZC Sterling Corporation
210 Interstate North Parkway
Suite 400
Atlanta, GA 30339

Tel 770.690.8400
Fax 770.690.8240
http://www.zcsterling.com


Report on Assessment of Compliance with Securities and Exchange
Commission's Regulation AB Servicing Criteria

For the calendar year ending December 31 2006, or portion thereof (the "Period"), ZC Sterling Insurance Agency, Inc. ("ZCSIA") has been a subcontractor for Servicers identified in Appendix A.

The undersigned are Senior Vice Presidents of ZCSIA, have sufficient authority to make the statements contained in this Assertion and are responsible for assessing compliance with the servicing criteria applicable to ZCSIA. ZCSIA has used the servicing criteria communicated to ZCSIA by the Servicer to assess compliance with the applicable servicing criteria. Accordingly, servicing criteria 1122 (d) 1(iv), 1122 (d) 2(vi), 1122 (d) 4(xi), 1122 (d) 4(xii), and
1122 (d) 4(xiii) are applicable to the activities performed by ZCSIA with respect to the Platforms covered by this report. The remaining servicing criteria set forth in Item 1122 (d) of the Securities and Exchange Commission's Regulation AB are not applicable to the activities performed by ZCSIA with respect to the Platform covered by this report. As a subcontractor for Servicer, ZCSIA has determined that it complied in all material respects with the servicing criteria listed below. ZCSIA engaged Ernst & Young, LLP ("E&Y"), a registered public accounting firm, to review ZCSIA's assessment, and E&Y has issued an attestation report on ZCSIA's assessment of compliance with the applicable servicing criteria for the Period.

1. ZCSIA maintained a fidelity bond and errors & omissions policy in effect on ZCSIA throughout the reporting period in the amount of coverage required by the transaction agreements between the Servicer and ZCSIA (1122(d)((1)(iv)).

2. To the extent that ZCSIA prints checks for Servicer or otherwise has Servicer's checks or check stock, unissued checks are safeguarded so as to prevent unauthorized access (1122(d)(2)(vi)). [AS OF DECEMBER 31, 2006, THIS PROVISION WILL APPLY ONLY FOR THE FOLLOWING SERVICERS: ABN Amro Mortgage Group, Inc, Option One Mortgage Corporation, Sun Trust Mortgage, Inc., HomEq Servicing Corporation, Wachovia Insurance Corporation, Wells Fargo Home Mortgage.


(page)


3. Payments made on behalf of Servicer's obligor for insurance premiums are made on or before the related penalty or expiration dates, as indicated on the appropriate bills or notices for such payments, provided that such support has been received by the Servicer at least thirty (30) calendar days prior to these dates, or such other number of days specified in the transaction agreements between Servicer and ZCSIA (1122(d)(4)(xi)).

4. Any late payment penalties in connection with any payment for insurance to be made on behalf of Servicer's obligor are paid from the Servicer's funds or ZCSIA's funds and not charged to Servicer's obligor, unless the late payment was due to the obligor's error or omission (1122(d)(4)(xii)).

5. File(s) provided to Servicer from which Servicer may make disbursements made on behalf of Servicer's obligor are provided to Servicer on an accurate and timely basis and the information thereon is subject to such controls as are specified in the transaction agreements between Servicer and ZCSIA (1122(d)(4)(xiii)).

Sincerely,
ZC STERLING INSURANCE AGENCY, INC.

By: /s/ Arthur J. Castner
Arthur J. Castner

Title: Senior Vice President - Hazard Operations

Date: February 20, 20007

By: /s/ James P. Novak
James P. Novak

Title: Senior Vice President & General Counsel

Date: February 20, 2007



2


(page)


Appendix A
The following is a list of Clients serviced on the ZC Sterling Integrated Product Solution (ZIPS) Platform:

1. ABN Amro Mortgage Group, Inc.
2. Dovenmuehle Mortgage, Inc.
3. HomEq Servicing Corporation
4. Option One Mortgage Corporation
5. People's Choice Home Loan, Inc.
6. Sun Trust Mortgage, Inc.
7. Wachovia Insurance Agency (and its affiliates, including Wachovia Mortgage Corporation)
8. Wells Fargo Home Mortgage



3





EX-34 (a)
(logo) Deloitte

Deloitte & Touche LLP
Two World Financial Center
New York, NY 10281-1414
USA

Tel: +1 212 436 2000
Fax: +1 212 436 5000
www.deloitte.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Shareholders
American Home Mortgage Servicing, Inc.

We have examined management's assertion, included in the accompanying Management's Report on Assessment of Compliance with Servicing Criteria, that American Home Mortgage Servicing, Inc. (the "Company") complied with the servicing criteria set forth in Item 1122 (d) of the Securities and Exchange Commission's Regulation AB for all Residential Mortgage Loans (the "Platform") as of and for the year ended December 31, 2006, excluding the portion of criteria 1122 (d)(3)(ii) - pertaining to amounts due to investors are allocated and remitted in accordance with distribution priority and other terms as set forth in the transaction agreements, which management has determined are not applicable to the activities performed by the Company with respect to the Platform. Management's assertion states that transactions covered by this report include the asset-backed securities transactions for which the Company served as servicer under their defined Platform. Management is responsible for the Company's compliance with the servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants, as adopted by the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria, including tests on a sample basis of the servicing activities related to the Platform, determining whether the Company performed those selected activities in compliance with the servicing criteria during the specified period and performing such other procedures as we considered necessary in the circumstances. Our procedures were limited to selected servicing activities performed by the Company during the period covered by this report and, accordingly, such samples may not have included servicing activities related to each asset-backed transaction included in the Platform. Further, an examination is not designed to detect noncompliance arising from errors that may have occurred prior to the period specified above that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

As described in management's assertion, for servicing criteria 1122(d)(4)(iv) and 1122(d)(4)(xi), the Company has engaged a vendor to perform certain activities required by this servicing criteria. The Company has determined that this vendor is not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to this vendor as permitted by Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and procedures in place designed to provide reasonable assurance that the vendor's activities comply in all material respects with the servicing criteria applicable to this vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendor and related criteria as described in its assertion, and we performed no procedures with respect to the Company's determination of its eligibility to use Interpretation 17.06.

In our opinion, management's assertion that the Company complied with the aforementioned applicable servicing criteria as of and for the year ended December 31, 2006 for the Residential Mortgage Loans Platform is fairly stated, in all material respects.


/s/ Deloitte & Touche LLP

March 1, 2007

Member of
Deloitte Touche Tohmatsu





EX-34 (b)
(logo) PRICEWATERHOUSECOOPERS

PricewaterhouseCoopers LLP
10 Tenth Street, Suite 1400
Atlanta GA 30309-3851
Telephone (678) 419 1000
Facsimile (678) 419 1239


Report of Independent Registered Public Accounting Firm


Board of Directors
Arvest Bank Group, Inc. and Central Mortgage Company

We have examined Central Mortgage Company's (a wholly owned subsidiary of Arvest Bank Group, Inc.) (the Company) compliance with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for residential mortgage backed securities excluding GSEs (Government Sponsored Enterprises) issued on or after January 1, 2006 and serviced by the Company as of and for the year ended December 31, 2006 (the Platform), described in the accompanying Management's Report on Assessment of Compliance with SEC Regulation AB Servicing Criteria, as of December 31, 2006 and for the year then ended, excluding criteria 1122(d)(1)(iii), 1122(d)(3)(i)-(iv), 1122(d)(4)(iii),
1122(d)(4)(vi) and 1122(d)(4)(xv), which the Company has determined are not applicable to the servicing activities performed by it with respect to the Platform. Management is responsible for the Company's compliance with the servicing criteria. Our responsibility is to express an opinion on the Company's compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with standards of the Public
Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of selected asset-backed transactions and securities that comprise the Platform, testing of selected servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the applicable servicing criteria. Our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to detect noncompliance arising from errors that may have occurred prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

Our examination disclosed the following material instances of noncompliance with the servicing criteria set forth in Item 1122(d)(2)(ii), and 1122(d)(2)(vii)(B) of Regulation AB applicable to the Company during the year ended December 31, 2006. Disbursements made via wire transfer on behalf of an obligor or to an investor were not made by authorized personnel, as required by
Item 1122(d)(2)(ii) of Regulation AB. Bank reconciliations were not prepared within 30 calendar days after the bank statement cutoff date, as required by
Item 1122(d)(2)(vii)(B) of Regulation AB.


(page)


(logo) PRICEWATERHOUSECOOPER5


In our opinion, except for the material instances of noncompliance described in the preceding paragraph, Central Mortgage Company complied with the aforementioned applicable servicing criteria as of and for the year ended December 31, 2006 for residential mortgage backed securities excluding GSEs (Government Sponsored Enterprises) issued on or after January 1, 2006 and serviced by the Company as of and for the year ended December 31, 2006, in all material respects.


/s/ Pricewaterhousecoopers
March 2, 2007


2





EX-34 (c)
(logo) PRICEWATERHOUSECOOPERS

PricewaterhouseCoopers LLP
Suite 1800
2001 Ross Ave.
Dallas TX 75201-2997
Telephone (214) 999 1400
Facsimile (214) 754 7991
www.pwc.com


Report of Independent Registered Public Accounting Firm


To the Board of Directors of The First American Corporation:

We have examined First American Real Estate Solutions of Texas, L.P.'s (the "Company" and an indirect subsidiary of The First American Corporation), compliance with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for all loans for residential mortgage loan outsourcing customers for which the Company served as the residential tax service provider (the "Platform") described in the accompanying Report on Assessment of Compliance, as of December 31, 2006 and for the year then ended, excluding criteria 1122(d)(1)(i)-(iii), 1122(d)(2)(i)-(iv), 1122(d)(3)(i)-(iv), 1122(d)(4)(i)-(x) and 1122(d)(4)(xiv)-(xv), which the
Company has determined are not applicable to the servicing activities performed by it with respect to the Platform. Management is responsible for the Company's compliance with the servicing criteria. Our responsibility is to express an opinion on the Company's compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of selected securities that comprise the Platform, testing of selected servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the applicable servicing criteria. Our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to detect noncompliance arising from errors that may have occurred prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

Our examination disclosed the following material instance of noncompliance with the servicing criteria set forth in item 1122(d)(2)(vii)(B) of Regulation AB applicable to the Company, during year ended December 31, 2006. Account reconciliations for all asset-backed securities related bank accounts were not prepared within 30 calendar days after the bank statement cutoff date, or such other number of days specified in the transaction agreements as required by Item 1122(d)(2)(vii)(B) of Regulation AB.

In our opinion, except for the material instance of noncompliance described in the preceding paragraph, First American Real Estate Solutions of Texas, L.P. complied with the aforementioned applicable servicing criteria as of and for the year ended December 31, 2006 for all loans for residential mortgage loan outsourcing customers for which the Company served as the residential tax service provider, in all material respects.

/s/ PricewaterhouseCoopers LLP

February 28, 2007





EX-34 (d)
(logo) PRICEWATERHOUSECOOPERS

PricewaterhouseCoopers LLP
Suite 1800
2001 Ross Ave.
Dallas TX 75201-2997
Telephone (214) 999 1400
Facsimile (214) 754 7991
www.pwc.com


Report of Independent Registered Public Accounting Firm


To the Board of Directors of The First American Corporation:

We have examined First American Real Estate Solutions of Texas, L.P.'s (the "Company" and an indirect subsidiary of The First American Corporation), compliance with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for all loans for residential mortgage loan outsourcing customers for which the Company served as the residential tax service provider (the "Platform") described in the accompanying Report on Assessment of Compliance, as of December 31, 2006 and for the year then ended, excluding criteria 1122(d)(1)(i)-(iii), 1122(d)(2)(i)-(iv), 1122(d)(3)(i)-(iv), 1122(d)(4)(i)-(x) and 1122(d)(4)(xiv)-(xv), which the
Company has determined are not applicable to the servicing activities performed by it with respect to the Platform. Management is responsible for the Company's compliance with the servicing criteria. Our responsibility is to express an opinion on the Company's compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of selected securities that comprise the Platform, testing of selected servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the applicable servicing criteria. Our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to detect noncompliance arising from errors that may have occurred prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

Our examination disclosed the following material instance of noncompliance with the servicing criteria set forth in item 1122(d)(2)(vii)(B) of Regulation AB applicable to the Company, during year ended December 31, 2006. Account reconciliations for all asset-backed securities related bank accounts were not prepared within 30 calendar days after the bank statement cutoff date, or such other number of days specified in the transaction agreements as required by Item 1122(d)(2)(vii)(B) of Regulation AB.

In our opinion, except for the material instance of noncompliance described in the preceding paragraph, First American Real Estate Solutions of Texas, L.P. complied with the aforementioned applicable servicing criteria as of and for the year ended December 31, 2006 for all loans for residential mortgage loan outsourcing customers for which the Company served as the residential tax service provider, in all material respects.

/s/ PricewaterhouseCoopers LLP

February 28, 2007





EX-34 (e)
(logo) PRICEWATERHOUSECOOPERS

PricewaterhouseCoopers LLP
300 Madison Avenue
New York NY 10017
Telephone (646) 471-3000
www.pwc.com


Report of Independent Registered Public Accounting Firm

To the Board of Directors of Residential Capital, LLC:

We have examined management's assertion, included in the accompanying Management's Assertion Concerning Compliance with Regulation AB Item 1122 Servicing Criteria, that GMAC Mortgage, LLC (the "Company"), a subsidiary of Residential Capital, LLC, complied with the servicing criteria set forth in
Item 1122(d) of the Securities and Exchange Commission's Regulation AB for the GMACM Private Platform (the "Platform") as of and for the year then ended December 31, 2006, excluding criteria 1122(d)(1)(iii); 1122(d)(2)(iv); 1122(d)(3)(i),(ii) and 1122(d)(4)(i),(ii), which the Company has determined are not applicable to the servicing activities performed by it with respect to the Platform. Appendix A to management's assertion identifies the individual asset-backed transactions and securities defined by management as constituting the Platform. Management is responsible for the Company's compliance with the servicing criteria. Our responsibility is to express an opinion on management's assertion based on our examination.

Our examination was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of selected asset-backed transactions and securities that comprise the Platform, testing of selected servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the applicable servicing criteria. Our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to detect noncompliance arising from errors that may have occurred prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.


In our opinion, management's assertion that the Company complied with the aforementioned applicable servicing criteria as of and for the year ended December 31, 2006, for the GMACM Private Platform is fairly stated, in all material respects.



/s/ PricewaterhouseCoopers LLP

New York, New York
March 6, 2007





EX-34 (f)
(logo) KPMG

KPMG LLP
Suite 601
12 Fountain Plaza
Buffalo, NY 14202


Report of Independent Registered Public Accounting Firm


The Board of Directors
HSBC Mortgage Corporation (USA):

We have examined management's assessment included in the attached Report on Compliance with Applicable Servicing Criteria, that HSBC Mortgage Corporation
(USA) (the Company) complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for all asset-backed securities transactions involving first lien residential mortgage loans (the Control Transactions), as of and for the year ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assessment about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed securities transactions that comprise the Control Transactions, testing of less than all of the servicing activities related to the Control Transactions, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

As described in the accompanying Report on Compliance with Applicable Servicing Criteria, for servicing criteria 1122(d)(4)(iv), 1122(d)(4)(viii), 1122(d)(4)(xi) and 122(d)(4)(xiii), the Company has engaged various vendors to perform the activities required by these servicing criteria. The Company has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and procedures in place designed to provide reasonable assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply interpretation 17.06.


KPMG LLP, a U.S. limited liability partnership, is the U.S. member firm of KPMG International, a Swiss cooperative.


(page)


(logo) KPMG


In our opinion, management's assessment that the Company complied with the aforementioned servicing criteria as of and for the year ended December 31, 2006 is fairly stated, in all material respects.

/s/ KPMG LLP

Buffalo, New York
March 1, 2007


2





EX-34 (g)
(logo) PRICEWATERHOUSECOOPERS

PricewaterhouseCoopers LLP
PricewaterhouseCoopers Center
300 Madison Avenue
New York NY 10017
Telephone (646) 471-3000
Facsimile (813) 286-6000

Report of Independent Registered Public Accounting Firm

To the Board of Directors of J.P. Morgan Trust Company, National Association


We have examined management's assertion, included in the accompanying Management's Report on Assessment of Compliance with Applicable Servicing Criteria, that J.P. Morgan Trust Company, National Association (the "Company") complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for the asset-backed securities transactions backed by residential mortgages and home equity loans, for which the Company acts as Custodian (the "Platform"), as of September 30, 2006 and for the period from January 1, 2006 to September 30, 2006 excluding the criteria 1122(d) (1)(i)-(iv), (2)(i)-(vii), (3)(i)-(iv), and (4)(iii)-(xv), which the
Company has determined are not applicable to the activities performed by it with respect to the Platform. Appendix A to management's assertion identifies the individual asset-backed transactions and securities defined by management as constituting the Platform. Management is responsible for the Company's compliance with the servicing criteria. Our responsibility is to express an opinion on management's assertion based on our examination.

Our examination was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of selected asset-backed transactions and securities that comprise the Platform, testing of selected servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the applicable servicing criteria. Our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to detect noncompliance arising from errors that may have occurred prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned applicable servicing criteria as of and for the period ended September 30, 2006 for the Platform is fairly stated, in all material respects.





/s/ PricewaterhouseCoopers LLP


March 1, 2007



EX-34 (h)
(logo) Grant Thornton

Accountants and Business Advisors


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
LandAmerica Tax and Flood Services, Inc.

We have examined management's assertion, included in the accompanying Report on Assessment of Compliance with Regulation AB Servicing Criteria ("Management's Report"), that LandAmerica Tax and Flood Services, Inc. (the "Company") complied with the servicing criteria set forth in Item 1122(d) of the U.S. Securities and Exchange Commission's Regulation AB for the residential mortgage backed securities for which the Company served as third-party property tax payment provider on the underlying collateral (the "Platform") as of and for the year ended December 31, 2006, excluding criteria 1122(d)(1)(i)-(iv), 1122(d)(2)(i)-(vii), 1122(d)(3)(i)-(iv), 1122(d)(4)(i)-(x) and
1122(d)(4)(xiii)-(xv), which management has determined are not applicable to the activities performed by the Company with respect to the Platform. Management is responsible for the Company's compliance with the applicable servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance with the applicable servicing criteria for the Platform based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria for the Platform and performing such other procedures as we considered necessary in the circumstances. Our examination included testing selected asset-backed transactions and securities constituting the Platform and evaluating whether the Company performed servicing activities related to those transactions and securities in compliance with the applicable servicing criteria for the period covered by this report. Accordingly, our testing may not have included servicing activities related to each asset-backed transaction or security constituting the Platform. Further, our examination was not designed to detect material noncompliance that may have occurred prior to the period covered by this report and that may have affected the Company's servicing activities during the period covered by this report. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the applicable servicing criteria.

In our opinion, management's assertion that LandAmerica Tax and Flood Services, Inc. complied with the aforementioned applicable servicing criteria as of and for the year ended December 31, 2006 is fairly stated, in all material respects.

/s/ Grant Thornton LLP

Irvine, CA
February 20, 2007


18400 Von Karman Avenue
Suite 900
Irvine, CA 92612-0525
T 949.553.1600
F 949.553.0168
W www.grantthornton.com

Grant Thornton LLP
US member of Grant Thornton International





EX-34 (i)
Report of Independent Registered Public Accounting Firm

We have examined management's assertion, included in the accompanying Management's Assertion on Compliance with Item 1122 Criteria, that LaSalle Bank National Association ("LBNA" or "the Company"), a wholly owned subsidiary of LaSalle Bank Corporation, complied with the servicing criteria set forth in Item 1122 (d) of the Securities and Exchange Commission's Regulation AB for all new Asset Backed Securities, Commercial Mortgage Backed Securities and Residential Mortgage Backed Securities securitization trust transactions subsequent to January 1, 2006, to the extent subject to Regulation AB for which LBNA is trustee ("the Platform"), as of and for the year ended December 31, 2006, except for those criteria which the Company has determined are not applicable to the activities performed by them with respect to the Platform covered by this report. See Exhibit A of management's assertion for a list of servicing criteria determined by the Company to be applicable to the activities performed by them with respect to the Platform. As indicated in the Management's Assertion on Compliance with Item 1122 Criteria, management's assertion for servicing criteria 1122(d)(3)(i)(A) and (B) covers only the information in reports to investors that is specifically required by the respective transaction agreements, and not to any additional information included in reports to investors that is not required by the respective transaction agreements. Management is responsible for the Company's compliance with the servicing criteria listed in Exhibit A. Our responsibility is to express an opinion on management's assertion about the Company's compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual mortgage transactions and securities that comprise the platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned servicing criteria as of and for the year ended December 31, 2006 for the Platform, is fairly stated, in all material respects.

/s/ Ernst & Young LLP

February 28, 2007
Chicago, Illinois





EX-34 (j)
(logo) Deloitte

Deloitte & Touche LLP
111 S. Wacker Drive
Chicago, IL 60606-4301
USA

Tel: +1 312 486 1000
Fax: +1 312 486 1486
www.deloitte.com

Report of Independent Registered Public Accounting Firm

Morgan Stanley Credit Corporation

We have examined management's assertion, included in the accompanying Certification Regarding Compliance with Applicable Servicing Criteria, that Morgan Stanley Credit Corporation (the "Company") complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for transactions Morgan Stanley Mortgage Trust MSM 2006- 3AR, MSM 2006-5AR, MSM 2006-6AR, MSM 2006-7, MSM 2006-8AR and MSM 2006-11 involving residential mortgage loans (the "Platform") as of and for the year ended December 31, 2006, excluding the criteria set forth in Items 1122 (d)(1)(ii),
(d)(1)(iii), (d)(2)(iv), (d)(2)(vi), (d)(3)(i)(C), (d)(4)(x), (d)(4)(xi),
(d)(4xii), (d)(4)(xiii), and (d)(4)(xv), which management has determined are not applicable to the activities performed by the Company with respect to the Platform. Management is responsible for the Company's compliance with the servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants, as adopted by the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria, including tests on a sample basis of the servicing activities related to the Platform, determining whether the Company performed those selected activities in compliance with the servicing criteria during the specified period and performing such other procedures as we considered necessary in the circumstances. Our procedures were limited to selected servicing activities performed by the Company during the period covered by this report and, accordingly, such samples may not have included servicing activities related to each asset-backed transaction included in the Platform. Further, an examination is not designed to detect noncompliance arising from errors that may have occurred prior to the period specified above that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned applicable servicing criteria as of and for the year ended December 31, 2006 for the Platform is fairly stated, in all material respects.

/s/ Deloitte & Touche LLP

March 12, 2007

Member of
Deloitte Touche Tohmatsu





EX-34 (k)
(logo) KPMG

KPMG LLP
1601 Market Street
Philadelphia, PA 19103-2499


Report of Independent Registered Public Accounting Firm

The Board of Members
Regulus Group LLC:

We have examined management's assessment for those customers that management has informed us have requested confirmation of compliance, included in the accompanying Report on Assessment of Compliance with Regulation AB Servicing Criteria, that Regulus Group LLC complied with the servicing criteria set forth in Item 1122(d)(2)(i) and 1122(d)(4)(iv) of the Securities and Exchange Commission's Regulation AB for remittance processing services to those issuers of asset backed securities and servicers of loan and/or receivables portfolios that include pool assets for asset backed securities transactions (the Platform) as of and for the year ended December 31, 2006. Regulus Group LLC has determined that the remainder of the servicing criteria are not applicable to the activities it performs with respect to the Platform as of and for the year ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assessment about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assessment that the Company complied with the aforementioned servicing criteria as of and for the year ended December 31, 2006 is fairly stated, in all material respects.


/s/ KPMG LLP


Philadelphia, PA
February 22, 2007


KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.





EX-34 (l)
(logo) Ernst & Young

* Ernst & Young LLP
  5 Times Square
  New York, New York 10036-6530

* Phone (212) 773-3000
  www.ey.com


Report of Independent Registered Public Accounting Firm


Board of Directors
The Bank of New York

We have examined management's assertion, included in the accompanying Management's Report on Assertion of Compliance with Applicable Servicing Criteria that The Bank of New York and The Bank of New York Trust Company, N.A., (collectively, the "Company"), complied with the servicing criteria set forth in
Item 1122 (d) of the Securities and Exchange Commission's Regulation AB for the publicly issued (i.e. transaction-level reporting initially required under the Securities and Exchange Act of 1934, as amended) residential mortgage-backed securities and other mortgage-related asset-backed securities issued on or after January 1, 2006 (and like-kind transactions issued prior to January 1, 2006) for which the Company provides trustee, securities administration, paying agent, or custodial services (the "Platform") as of and for the year ended December 31, 2006 except for criteria 1122 (d)(1)(ii)-(iv), and 1122 (d)(4)(iv)-(xiii), which the Company has determined are not applicable to the activities performed by them with respect to the servicing Platform covered by this report. The Platform includes like-kind transactions for which the Company provided trustee, securities administration, paying agent or custodial services as a result of the Company's acquisition as of October 1, 2006 of portions of JPMorgan Chase Bank, N.A.'s corporate trust business, including structured finance agency and trust transactions. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants, as adopted by the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual transactions and securities that comprise the platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria and as permitted by the Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.


(page)


In our opinion, management's assertion that the Company complied with the aforementioned servicing criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as described above, as applicable, as of and for the year ended December 31, 2006 for the Platform, is fairly stated, in all material respects.


/s/ Ernst & Young LLP


March 1, 2007


A Member Practice of Ernst & Young Global





EX-34 (m)
(logo) KPMG

KPMG LLP
Suite 2300
Three Wachovia Center
401 South Tryon Street
Charlotte, NC 28202-1911

Report of Independent Registered Public Accounting Firm

The Board of Directors
Wachovia Mortgage Corporation:

We have examined management's assessment, included in the accompanying Management Assessment, that Wachovia Mortgage Corporation (the Company) complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for the servicing of asset-based securities transactions involving first lien mortgage loans (the Platform), except for servicing criteria 1122(d)(1)(iii), 1122(d)(3)(i)(A), 1122(d)(3)(i)(B),
1122(d)(3)(i)(C), 1122(d)(3)(i)(D), 1122(d)(3)(ii), 1122(d)(3)(iii),
1122(d)(3)(iv), 1122(d)(4)(ii), 1122(d)(4)(xi), 1122(d)(4)(xii),
1122(d)(4)(xiii), and 1122(d)(4)(xv), which the Company has determined are not applicable to the activities it performs with respect to the Platform, as of and for the period ended December 31, 2006. Exhibit A to the accompanying Management Assessment identifies the individual asset-backed transactions defined by management as constituting the Platform. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assessment about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

As described in the accompanying Management Assessment, for servicing criteria 1122(d)(2)(i) and 1122(d)(4)(iv), the Company has engaged a vendor to perform the activities required by these servicing criteria. The Company has determined that the vendor is not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to the vendor as permitted by Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and procedures in place designed to provide reasonable assurance that the vendor's activities comply in all material respects with the servicing criteria applicable to the vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendor and related criteria as described in


(page)


(logo) KPMG

its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.

In our opinion, management's assessment that the Company complied with the aforementioned servicing criteria, including servicing criteria 1122(d)(2)(i) and 1122(d)(4)(iv) for which compliance is determined based on Interpretation
17.06 as described above, as of and for the period ended December 31, 2006 is fairly stated, in all material respects.

/s/ KPMG LLP

Charlotte, North Carolina
February 27, 2007



KPMG LLP, A U.S. limited liability partnership, is the U.S. member firm of KPMG International, a Swiss cooperative.





EX-34 (n)
(logo) KPMG

KPMG LLP
2500 Ruan Center
666 Grand Avenue
Des Moines, IA 50309


Report of Independent Registered Public Accounting Firm

The Board of Directors
Wells Fargo Bank, N.A.:

We have examined Wells Fargo Bank, N.A.'s (the Company) compliance with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for its primary servicing of residential mortgage loans by its Wells Fargo Home Mortgage division, other than the servicing of such loans for Freddie Mac, Fannie Mae, Ginnie Mae, state and local government bond programs, or a Federal Home Loan Bank (the Platform), except for servicing criteria 1122(d)(1)(iii) and 1122(d)(4)(xv), which the Company has determined are not applicable to the activities it performs with respect to the Platform, as of and for the year ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

Our examination disclosed the following instances of material noncompliance with certain servicing criteria applicable to the Company during the year ended December 31, 2006:

1. 1122(d)(3)(i) - Delinquency Reporting - The Company provided incomplete data to some third parties who use such data to calculate delinquency ratios and determine the status of loans with respect to bankruptcy, foreclosure or real estate owned. Instead of the actual due date being provided for use in calculating delinquencies, the date of the first payment due to the security was provided.

2. 1122(d)(4)(vii) - Notification of Intent to Foreclose - The Company, as required by certain servicing agreements, did not provide investors with prior notification of intent to foreclose.


(page)


(logo) KPMG

As described in the accompanying 2006 Certification Regarding Compliance with Applicable Servicing Criteria, for servicing criteria 1122(d)(2)(i), 1122(d)(2)(vi), 1122(d)(4)(iv), 1122(d)(4)(xi), and 1122(d)(4)(xiii), the
Company has engaged various vendors to perform the activities required by these servicing criteria. The Company has determined that these vendors are not considered "servicers" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"), with the exception of those vendors who have provided their own reports on assessment of compliance with servicing criteria to the Company, for which the Company does not take such responsibility. As permitted by Interpretation 17.06, the Company has asserted that it has policies and procedures in place designed to provide reasonable assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.


In our opinion, except for the instances of material noncompliance described above, the Company complied, in all material respects, with the aforementioned servicing criteria as of and for the year ended December 31, 2006.


/s/ KPMG LLP

Des Moines, Iowa
March 1, 2007


KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.





EX-34 (o)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60801-5212

Report of Independent Registered Public Accounting Firm

The Board of Directors
The Corporate Trust Services division of Wells Fargo Bank, National Association:

We have examined the compliance of the Corporate Trust Services division of Wells Fargo Bank, National Association (the Company) with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the Platform), except for servicing criteria 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v),
1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x), 1122(d)(4)(xi),
1122(d)(4)(xii) and 1122(d)(4)(xiii), which the Company has determined are not applicable to the activities it performs with respect to the Platform, as of and for the twelve months ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

As described in the accompanying management's Assessment of Compliance With Applicable Servicing Criteria, for servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to perform the activities required by these servicing criteria. The Company has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and

KPMG LLP, a U.S. limited liability partnership, in the U.S. member firm of KPMG International, a Swiss cooperative.

(page)

(logo) KPMG

procedures in place designed to provide assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.

Our examination disclosed material noncompliance with criterion 1122(d)(3)(i), as applicable to the Company during the twelve months ended December 31, 2006. Certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets.

In our opinion, except for the material non-compliance described above, the Company complied, in all material respects, with the aforementioned servicing criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as discussed above, as of and for the twelve months ended December 31, 2006.

/s/ KPMG LLP

Chicago, IL 60601
March 1, 2007





EX-34 (p)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60801-5212

Report of Independent Registered Public Accounting Firm

The Board of Directors
The Corporate Trust Services division of Wells Fargo Bank, National Association:

We have examined the compliance of the Corporate Trust Services division of Wells Fargo Bank, National Association (the Company) with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the Platform), except for servicing criteria 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v),
1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x), 1122(d)(4)(xi),
1122(d)(4)(xii) and 1122(d)(4)(xiii), which the Company has determined are not applicable to the activities it performs with respect to the Platform, as of and for the twelve months ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

As described in the accompanying management's Assessment of Compliance With Applicable Servicing Criteria, for servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to perform the activities required by these servicing criteria. The Company has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and

KPMG LLP, a U.S. limited liability partnership, in the U.S. member firm of KPMG International, a Swiss cooperative.

(page)

(logo) KPMG

procedures in place designed to provide assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.

Our examination disclosed material noncompliance with criterion 1122(d)(3)(i), as applicable to the Company during the twelve months ended December 31, 2006. Certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets.

In our opinion, except for the material non-compliance described above, the Company complied, in all material respects, with the aforementioned servicing criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as discussed above, as of and for the twelve months ended December 31, 2006.

/s/ KPMG LLP

Chicago, IL 60601
March 1, 2007





EX-34 (q)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60601-5212

Report of Independent Registered Public Accounting Firm

The Board of Directors
The Corporate Trust Services division of Wells Fargo Bank National Association:

We have examined management's assertion, included in the accompanying Appendix I, that the Document Custody section of the Corporate Trust Services division of Wells Fargo Bank National Association complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities and commercial mortgage-backed securities issued on or after January 1, 2006 for which the Company provides document custody services, excluding any publicly issued transactions issued by any government sponsored entity (the Platform) as of and for the twelve months ended December 31, 2006. Management has determined that servicing criteria 1122(d)(4)(i) and 1122(d)(4)(ii) are applicable to the activities it performs with respect to the Platform, and that all other servicing criteria set forth in Item 1122(d) are not applicable to the document custody services provided by the Company with respect to the Platform. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned servicing criteria as of and for the period ended December 31, 2006 is fairly stated, in all material respects.

/s/ KPMG LLP

Chicago, Illinois
March 1, 2007

KPMG LLP, a U.S. limited liability partnership, is the U.S. member firm of KPMG International, a Swiss cooperative.





EX-34 (r)
(logo) ERNST & YOUNG

* Ernst & Young LLP
  Suite 2800
  600 Peachtree Street
  Atlanta, Georgia 30308-2215

* Phone: (404) 874-8300
  www.ey.com


Report of Independent Registered Public Accounting Firm

We have examined management's assertion, included in the accompanying
Report on Assessment of Compliance with Securities and Exchange Commission's Regulation AB Servicing Criteria, that ZC Sterling Insurance Agency, Inc. (the Company) complied with certain servicing criteria set forth in Item 1122 (d) of the Securities and Exchange Commission's Regulation AB for the ZC Sterling Integrated Product Solution (ZIPS) hazard insurance outsourcing Platform (Platform) as of and for the year ended December 31, 2006. The Company has determined that only certain servicing criteria 1122 (d) 1(iv), 1122 (d) 2(vi), 1122 (d) 4(xi), 1122 (d) 4(xii), and 1122 (d) 4(xiii) are applicable to the activities performer by them with respect to the Platform covered by this report. The Company has determined that the remaining servicing criteria set forth in Item 1122 (d) of the Securities and Exchange Commission's Regulation AB are not applicable to the activities performed by them with respect to the Platform covered by this report. See Appendix A of management's assertion for the Platform covered by this report. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the servicing activities related to the Platform, and determining whether the Company performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the Platform. We believe that our examination provides reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned servicing criteria as of and for the year ended December 31, 2006 for the ZIPS Platform is fairly stated, in all material respects.


/s/ Ernst & Young LLP

February 20,2007


Ernst & Young LLP is a member of Ernst & Young International, Ltd.





EX-34 (s)
(logo) ERNST & YOUNG


Ernst & Young LLP
Suite 2800
600 Peachtree Street
Atlanta, Georgia 30308-2215

Phone: (404) 874-8300
www.ey.com

Report of Independent Registered Public Accounting Firm

We have examined management's assertion, included in the accompanying Report on Assessment of Compliance with Securities and Exchange Commission's Regulation AB Servicing Criteria, that ZC Sterling Insurance Agency, Inc. (the Company) complied with certain servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for the ZC Sterling Integrated Product Solution (ZIPS) hazard insurance outsourcing Platform (Platform) as of and for the year ended December 31, 2006. The Company has determined that only certain servicing criteria 1122 (d) 1(iv), 1122 (d) 2(vi), 1122 (d) 4(xi), 1122 (d) 4(xii), and 1122 (d) 4(xiii) are applicable to the activities performed by them with respect to the Platform covered by this report. The Company has determined that the remaining servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB are not applicable to the activities performed by them with respect to the Platform covered by this report. See Appendix A of management's assertion for the Platform covered by this report. Management is responsible for the Company's compliance with those servicing criteria, Our responsibility is to express an opinion on management's assertion about the Company's compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the servicing activities related to the Platform, and determining whether the Company performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the Platform. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned servicing criteria as of and for the year ended December 31, 2006 for the ZIPS Platform is fairly stated, in all material respects.

/s/ Ernst & Young LLP

February 20, 2007


A Member Practice of Ernst & Young Global





EX-35 (a)
ANNUAL STATEMENT OF COMPLIANCE

AMERICAN HOME MORTGAGE SERVICING, INC.

MORGAN STANLEY MORTGAGE LOAN TRUST 2006-5AR

     I, David M. Friedman, a duly authorized officer of American Home Mortgage Servicing, Inc., as servicer (the "Servicer"), pursuant to the Mortgage Loan Sale and Servicing Agreement, dated as of January 1, 2006, among Morgan Stanley Mortgage Capital Inc., the Servicer and American Home Mortgage Corp. (the "Agreement"), hereby certify that:

     1. A review of the Servicer's activities during the period from and including January 1, 2006 through and including December 31, 2006 (the "Reporting Period") and of the Servicer's performance under the Agreement and any applicable Reconstitution Agreement (as such term is defined in the Agreement) has been made under my supervision.

     2. To the best of my knowledge, based on such review, the Servicer has fulfilled all of its obligations under the Agreement and any applicable Reconstitution Agreement (as such term is defined in the Agreement) in all material respects throughout the Reporting Period.

     IN WITNESS WHEREOF, the undersigned has duly executed this Certificate this 12th day of March, 2007.

By: /s/ David M. Friedman
Name:  David M. Friedman
Title: Executive Vice President





EX-35 (b)
(logo) CENTRAL MORTGAGE COMPANY
www.CentralMortgageOnline.com

Exhibit "A"

Wells Fargo Bank, N.A.
9062 Old Annapolis Road
Columbia, MD 21045
Attention: Servicer Oversight Group

RE: Officer's Certificate

Dear Master Servicer:

The undersigned Officer certifies the following for the 2006 fiscal year:

(i) A review of the activities of the Servicer during the preceding fiscal year and of the Servicer's performance of the Servicer under the terms of the Servicing Agreement with respect to such Loans has been made under the supervision of the officer who signed such Officer's Certificate;

(ii) To the best of such officer's knowledge, based on such review, the Servicer has fulfilled all its obligations under this Agreement throughout such year, or if there has been a default in the fulfillment of any such obligation, such Officer's Certificate shall specify each such default known to such signer and the nature and status thereof and what action the Servicer proposes to take with respect thereto.


Certified by: /s/ Lou Ann Howard
Officer: Lou Ann Howard
Title: Senior Vice President
Date:  March 16, 2007

Deal # DSLA 2006-AR1
       HBV 2006-BU1
       LMC 2006-6
       MSML 2006-1AR
       MSML 2006-3AR
       MSML 2006-5AR
       MSML 2006-6AR
       MSML 2006-8AR
       MSML 2006-9AR


801 John Barrow Rd., Suite 1 * Little Rock, AR 72205 * (501) 716-5600 * (800)
366-2132 * FAX (501) 716-5763


(logo) EQUAL HOUSING
       LENDER





EX-35 (c)
(logo) GMAC Mortgage

SERVICER COMPLIANCE STATEMENT (Item 1123)

GMAC Mortgage, LLC

MSM 06-5AR


The undersigned, a duly authorized officer of GMAC Mortgage, LLC, as servicer (the "Servicer") pursuant to the applicable servicing agreement, does hereby certify that:

1. A review of the Servicer's activities during the period covered by the Issuing Entity's report on Form 10-K and of the Servicer's performance under the applicable servicing agreement has been made under my supervision.

2. To the best of my knowledge, based on such review, the Servicer has fulfilled all of its obligations under the applicable servicing agreement in all material respects throughout such period.

IN WITNESS WHEREOF, the undersigned has duly executed this Certificate this 6th day of March 2007.

By: /s/ Anthony N. Renzi
Name: Anthony N. Renzi
Title: Executive Vice President


GMAC Mortgage, LLC
500 Enterprise Road
Horsham, PA 19044

www.gmacmortgage.com





EX-35 (d)
(logo) WELLS FARGO HOME MORTGAGE

Wells Fargo Home Mortgage
One Home Campus
Des Moines, IA 50328-0001


Wells Fargo Bank, N.A.
Servicer Compliance Statement

1. I, John B. Brown, Senior Vice President of Wells Fargo Bank, N.A. ("Wells Fargo") hereby state that a review of the activities of Wells Fargo during the calendar year 2006 and of Wells Fargo's performance under the servicing agreement(s) listed on the attached Exhibit A (the "Servicing Agreement(s)") has been made under my supervision.

2. To the best of my knowledge, based on such review, Wells Fargo has fulfilled all of its obligations under the Servicing Agreement(s) in all material respects throughout 2006, with the exception of the following failure(s) to fulfill any such obligation in any material respect:

For certain loans sub-serviced by Wells Fargo or for which servicing rights were acquired on a bulk-acquisition basis, Wells Fargo determined that it provided incomplete data to some third parties who use such data to calculate delinquency ratios and the status of loans with respect to bankruptcy, foreclosure or real estate owned. The incomplete reporting only affected securitizations that included delinquent loans. Instead of the actual due date being provided for use in calculating delinquencies, the date of the first payment due to the security was provided. Wells Fargo subsequently included additional data in monthly remittance reports, providing the actual borrower due date and unpaid principal balance, together with instructions to use these new fields if such monthly remittance reports are used to calculate delinquency ratios.

/s/ John B. Brown
John B. Brown
Senior Vice President
Wells Fargo Bank, N.A.

March 1, 2007


Wells Fargo Home Mortgage
is a division of Wells Fargo Bank N.A.


(page)


EXHIBIT A
                                          MASTER SERVICER/
CLIENT  INV#    INV                            TRUSTEE            DEAL NAME
106     Q02     WACHOVIA PMSR LUMINENT 2    WELLS FARGO CTS     LUMINENT 2006-3


(page)


EXHIBIT A
                                          MASTER SERVICER/
CLIENT INV#     INV                            TRUSTEE            DEAL NAME
106     310     CS PMSR 2004-AR5               WFB CTS            2004-AR5
106     312     CS PMSR 2004-AR7               WFB CTS            2004-AR7
106     313     CS PMSR 2004-AR8               WFB CTS            2004-AR8
106     318     CS PMSR ARMT 2004-2            WFB CTS            ARMT 2004-2
106     323     CS PMSR ARMT 2004-4            WEB CTS            ARMT 2004-4
106     328     CS PMSR ARMT 2005-1            WFB CTS            ARMT 2005-1
106     329     CS PMSR ARMT 2005-2            WFB CTS            ARMT 2005-2
106     330     CSFB PMSR CSFB 2005-3          WFB CTS            CSFB 2005-3
106     350     CS PMSR ARMT 2005-7            WFB CTS            ARMT 2005-7
106     351     CSFB PMSR CSFB 2003-23         WFB CTS            CSFB 2003-23
106     356     CS PMSR ARMT 2005-8            WFB CTS            ARMT 2005-8
106     368     CS PMSR ARMT 2005-10           WFB CTS            ARMT 2005-10
106     370     CS PMSR ARMT 2005-11           WFB CTS            ARMT 2005-11
106     372     CSFB PMSR CSFB 2005-10         WFB CTS            CSFB 2005-10
106     373     CSMC PMSR ARMT 2005-12         WFB CTS            ARMT 2005-12
106     375     CSMC PMSR CSMC 2005-12         WFB CTS            CSMC2005-12
106     376     CSMC PMSR CSMC 2006-1          WFB CTS            CSMC 2006-1
106     377     CSMC PMSR ARMT 2006-1          WFB CTS            ARMT 2006-1
106     378     CSMC PMSR ARMT2006-2           WFB CTS            ARMT 2006-2
106     380     CSMC PMSR CSMC 2006-4          WFB CTS            CSMC 2006-4
106     385     CSMC PMSR CSMC 2006-3          WFB CTS            CSMC 2006-3
106     400     CSMC PMSR CSMC 2006-5          WFB CTS            CSMC 2006-5
106     404     CSMC PMSR CSMC 2006-7          WFB CTS            CSMC 2006-7
106     553     CS SUB ARMT 2005-12            WFB CTS            ARMT 2005-12
106     554     CSFB SUB CSFB 2005-11          WFB CTS            CSFB 2005-11
106     556     CSMC SUB CSMC 2006-4           WFB CTS            CSMC 2006-4
106     557     CSMC SUB ARMT 2006-1           WFB CTS            ARMT 2006-1
106     558     CSFB SUB CSFB 2005-12          WFB CTS            CSFB 2005-12
106     560     CSMC SUB CSMC 2006-2           WFB CTS            CSMC 2006-2
106     562     CSMC SUB CSMC 2006-1           WFB CTS            CSMC 2006-1
106     564     CSMC SUB CSMC 2006-3           WFB CTS            CSMC 2006-3
106     565     CSMC SUB ARMT 2006-2           WFB CTS            ARMT 2006-2
106     569     CSMC SUB CSAB 2006-1           WFB CTS            CSAB 2006-1
106     572     CSMC SUB CSMC 2006-7           WFB CTS            CSMC 2006-7
106     574     CSMC SUB ARMT 2006-3           WFB CTS            ARMT 2006-3


(page)


EXHIBIT A
                                          MASTER SERVICER/
CLIENT  INV#    INV                            TRUSTEE            DEAL NAME
106     201     HSBC PMSR HASCO 2006-WMC    WELLS FARGO CTS      HASCO 2006-WMC


(page)


EXHIBIT A
                                          MASTER SERVICER/
CLIENT  INV#    INV                            TRUSTEE            DEAL NAME
106     M02     BARCLAYS PMSR SABR 2006-    WELLS FARGO CTS      SABR 2006-WM1
106     M03     BARCLAYS PMSR SABR2006NC    WELLS FARGO CTS      SABR 2006-NC1
106     M04     BARCLAYS PMSR SABR 06-NC    WELLS FARGO CTS      SABR 2006-NC2


(page)


EXHIBIT A
                                          MASTER SERVICER/
CLIENT  INV#    INV                           TRUSTEE             DEAL NAME
106     X11     DEUTSCHE PMSR ACE 06-HE1    WELLS FARGO CTS      ACE 2006-HE1
106     X02     DEUTSCHE PMSR ACE 2005HE    WELLS FARGO CTS      ACE 2005-HE7
106     X09     DEUTSCHE PMSR DBALT 2006    WELLS FARGO CTS      DBALT 2006-1
106     X10     DEUTSCHE PMSR DBALT 2006    WELLS FARGO CTS      DBALT 2006-AR1
106     X12     DEUTSCHE PMSR DBALT06-AF    WELLS FARGO CTS      DBALT 2006-AF1
106     X14     DEUTSCHE PMSR DBALT06-AR    WELLS FARGO CTS      DBALT 2006-AR2


(page)


EXHIBIT A
                                          MASTER SERVICER/
CLIENT  INV#    INV                           TRUSTEE             DEAL NAME
106     Z42     EMC PMSR BSABS 2006-IM1     WELLS FARGO CTS      BSABS 2006-IM1
106     Z41     EMC PMSR PRIME 2006-CL1     WELLS FARGO CTS      PRIME 2006-CL1
106     V50     EMC SUB BSABS 2005-SD2      WELLS FARGO CTS      BSABS 2005-SD2
106     V53     EMC SUB BSABS 2006-SD1      WELLS FARGO CTS      BSABS 2006-SD1
106     V54     EMC SUB BSABS 2006-SD2      WELLS FARGO CTS      BSABS 2006-SD2
106     V55     EMC SUB BSABS 2006-SD3      WELLS FARGO CTS      BSABS 2006-SD3


(page)


EXHIBIT A
                                          MASTER SERVICER/
CLIENT  INV#    INV                           TRUSTEE             DEAL NAME
106     U02     GREENWICH PMSR SOUNDVIEW    WELLS FARGO CTS     SOUNDVIEW 2006-2
106     U05     GREENWICH PMSR SOUNDVIEW    WELLS FARGO CTS     SOUNDVIEW 2006-3


(page)


EXHIBIT A
                                          MASTER SERVICER/
CLIENT  INV#    INV                           TRUSTEE             DEAL NAME
106     719     LEHMAN PMSR SAIL 2006-3     WELLS FARGO CTS      SAIL 2006-3
106     724     LEHMAN PMSR SASCO 06-BC2    WELLS FARGO CTS     SASCO 2006-BC2
106    K67      LEHMAN SUB 2004-7           WELLS FARGO CTS         2004-7


(page)


EXHIBIT A
                                          MASTER SERVICER/
CLIENT  INV#    INV                           TRUSTEE             DEAL NAME
106     P41     MORGAN PMSR MSM 2006-5AR    WELLS FARGO CTS     MSM 2006-5AR
106     P43     MORGAN PMSR MSAC 2006-HE    WELLS FARGO CTS     MSAC 2006-HE2
106     P52     MORGAN PMSR MSIX 2006-1     WELLS FARGO CTS     MSIX 2006-1
106     P53     MORGAN PMSR MSAC2006-WMC    WELLS FARGO CTS     MSAC 2006-WMC2


(page)


EXHIBIT A
                                          MASTER SERVICER/
CLIENT  INV#    INV                           TRUSTEE             DEAL NAME
106     V02     SOCIETE PMSR SUMS 06-FRE    WELLS FARGO CTS     SGMS 2006-FRE1


(page)


EXHIBIT A
                                          MASTER SERVICER/
CLIENT  INV#    INV                           TRUSTEE             DEAL NAME
106     916     UBS PMSR MALT 2006-2        WELLS FARGO CTS     MALT 2006-2
106     917     UBS PMSR MABS2006-FRE1      WELLS FARGO CTS     MABS 2006-FRE1
106     925     UBS PMSR MABS2006-FRE2      WELLS FARGO CTS     MABS 2006-FRE2
106     926     UBS PMSR MALT 2006-3        WELLS FARGO CTS     MALT 2006-3
106     927     UBS PMSR MABS 2006-WMC2     WELLS FARGO CTS     MABS 2006-WMC2
106     928     UBS PMSR MASS 2006-HE2      WELLS FARGO CTS     MABS 2006-HE2
106     929     UBS PMSR MABS 2006-AM2      WELLS FARGO CTS     MABS 2006-AM2





EX-35 (e)
(logo) WELLS FARGO

Corporate Trust Services
MAC N2702-011
9062 Old Annapolis Road
Columbia, MD 21045
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

March 13, 2007

Morgan Stanley Capital I Inc.

RE: Annual Statement As To Compliance for Morgan Stanley Mortgage Loan Trust 2006-5AR

Per Section 9.11 of the Pooling and Servicing Agreement, dated as of 3/1/2006, the undersigned Officer of Wells Fargo Bank, N.A., (Master Servicer), hereby certifies the following for the 2006 calendar year or portion thereof:

(A) a review of such party's activities during the preceding calendar year or portion thereof and of such party's performance under this Agreement, or such other applicable agreement in the case of an Additional Servicer, has been made under such officer's supervision,

(B) to the best of such officer's knowledge, based on such review, such party has fulfilled all its obligations under this Agreement, or such other applicable agreement in the case of an Additional Servicer, in all material respects throughout such year or portion thereof, or, if there has been a failure to fulfill any such obligation in any material respect, specifying each such failure known to such officer and the nature and status thereof and

(C) in the case of the Master Servicer, to the best of such officer's knowledge, each Servicer has fulfilled all its obligations under its Servicing Agreement in all material respects throughout such year, or, if there has been a failure to fulfill any such obligation in any material respect specifying each such failure known to such officer and the nature and status thereof.

Certified By:
/s/ Reid Denny
Reid Denny, Vice President

Certified By:
/s/ Gordon Johnson
Gordon Johnson, Assistant Secretary





EX-35 (f)
(logo) WELLS FARGO

Wells Fargo Bank, N.A.
Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045
410 884-2000


March 21, 2007

Morgan Stanley Capital I Inc.

RE: Annual Statement As To Compliance for Morgan Stanley Mortgage Loan Trust 2006-5AR

Per Section 9.11 of the Pooling and Servicing Agreement, dated as of 3/1/2006, the undersigned Officer of Wells Fargo Bank, N.A., (Securities Administrator), hereby certifies the following for the 2006 calendar year or portion thereof:

(A) a review of such party's activities during the preceding calendar year or portion thereof and of such party's performance under this Agreement, or such other applicable agreement in the case of an Additional Servicer, has been made under such officer's supervision,

(B) to the best of such officer's knowledge, based on such review, such party has fulfilled all its obligations under this Agreement, or such other applicable agreement in the case of an Additional Servicer, in all material respects throughout such year or portion thereof, or, if there has been a failure to fulfill any such obligation in any material respect, specifying each such failure known to such officer and the nature and status thereof.




Certified By:
/s/ Scott Strack
Scott Strack, Vice President


Certified By:
/s/ Gordon Johnson
Gordon Johnson, Assistant Secretary